Form 10-Q
period 1996-03-31
TERRA NOVA BERMUDA HOLDING LTD
filed 1996-05-14
CIK 935937

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from _________ to __________


                        Commission File number  1-13832


                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          BERMUDA                                               N/A
          -------                                               ---
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
 INCORPORATION OR ORGANISATION)                           IDENTIFICATION NO)



                                DALLAS BUILDING
                               7 VICTORIA STREET
                                HAMILTON, HM11
                                    BERMUDA
                        ------------------------------
                            (ADDRESS OF PRINCIPAL
                              EXECUTIVE OFFICES)
                                  (ZIP CODE)

                           TELEPHONE: (441) 292 7731
         ------------------------------------------------------------
              (REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      N/A
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X   NO
                                   ---     ---

The number of registrant's ordinary shares ($5.80 par value) outstanding as of May 14, 1996 was 25,661,338.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION
- - ------------------------------


                                                                        Page No.
                                                                        --------

Item 1.  Financial Statements:

         Consolidated Balance Sheets

         December 31, 1995 and March 31, 1996 (Unaudited)                 1

         Consolidated Statements of Operations (Unaudited)
           Three Months Ended March 31, 1995 and 1996                     2

         Consolidated Statements of Shareholders' Equity (Unaudited)
           Three Months Ended March 31, 1995 and 1996                     3

         Consolidated Statements of Cash Flows (Unaudited)
           Three Months Ended March 31, 1995 and 1996                     4

         Notes to the Interim Consolidated
           Financial Statements (Unaudited)                               5


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9



PART II - OTHER INFORMATION
- - ---------------------------


Item 6.  Exhibits and Reports on Form 8-K                                14

Signatures                                                               15

Exhibit Index                                                            16

                    TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND SUBSIDIARIES
                       Consolidated Balance Sheets
                          (dollars in thousands)

                                                                       At March 31,   At December 31,
                                                                          1996             1995
                                                                       ------------   ---------------
                                                                        (Unaudited)
                                  ASSETS

Investments and cash:
   Fixed maturities, at market:                                         $  930,266       $  998,901
      Bonds (amortized cost $915,152 and $938,146, respectively)
   Equity securities, at market:
      Common stocks (cost $91,370 and $69,200, respectively)               117,591           80,410
   Cash and cash equivalents                                                77,963           88,725

      Total investments and cash                                         1,125,820        1,168,036

Accrued investment income                                                   22,985           23,781
Insurance balances receivable                                               46,618           28,277
Reinsurance recoverable on paid losses                                      44,681           62,289
Reinsurance recoverable on unpaid losses                                   318,649          354,417
Accrued premium income                                                     202,293          111,061
Prepaid reinsurance premiums                                                21,645            3,943
Deferred acquisition costs                                                  63,530           36,950
Goodwill                                                                    10,770                -
Receivable for securities sold                                                 930            1,514
Other assets                                                                30,501           27,652
                                                                        ----------       ----------
      Total assets                                                      $1,888,422       $1,817,920
                                                                        ==========       ==========

                               LIABILITIES

Unpaid losses and loss adjustment expenses                              $1,133,992       $1,168,652
Unearned premiums                                                          254,929          139,993
Insurance balances payable                                                  40,908           58,321
Income taxes payable                                                        12,835               70
Deferred income taxes                                                       10,417           14,931
Long-term debt                                                             100,000          100,000
Net liabilities of Aviation business in run off                             63,171           63,772
Other liabilities                                                           27,039           21,041
                                                                        ----------       ----------
      Total liabilities                                                 $1,643,291       $1,566,780
                                                                        ----------       ----------
Commitments and contingent liabilities (note 2)                                  -                -
Convertible redeemable preferred shares                                     33,376           33,376
Minority interests in subsidiaries                                          20,397           20,756
                                                                        ----------       ----------

                           SHAREHOLDERS' EQUITY

Common shares                                                               90,014           89,282
Additional capital                                                          19,023           18,203
Unrealized appreciation of investments, net of minority
  interests and income tax                                                  28,131           49,972
Retained earnings                                                           54,190           39,551
                                                                        ----------       ----------
      Total shareholders' equity                                           191,358          197,008
                                                                        ----------       ----------
      Total liabilities, convertible redeemable preferred shares,
         minority interests and shareholders' equity                    $1,888,422       $1,817,920
                                                                        ==========       ==========

See accompanying notes to the interim consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                     Consolidated Statements of Operations
              For the Three Months Ended March 31, 1995 and 1996
                                  (Unaudited)
                  (Dollars in Thousands Except Share Amounts)

                                                                        Three Months Ended
                                                                              March 31,
                                                                       ----------------------
                                                                         1996          1995
                                                                       --------      --------
Revenues:
       Net premiums written                                            $172,451      $140,886
       Change in unearned premiums                                      (97,281)      (63,229)
                                                                       --------      --------
       Net premiums earned                                               75,170        77,657
       Net investment income                                             18,538        17,552
       Realized net capital gains (losses) on sales of investments        8,008          (130)
       Foreign exchange (losses) gains                                   (1,715)        4,294
       Octavian agency income                                             1,941             -
                                                                       --------      --------
               Total revenues                                           101,942        99,373
                                                                       --------      --------

Expenses:
       Losses and loss adjustment expenses, net                          52,120        58,230
       Acquisition costs                                                 20,166        19,305
       Other operating expenses                                           2,231         2,337
       Interest expense                                                   2,688         2,003
       Octavian agency expense                                            1,735             -
       Other expenses                                                     1,368           577
                                                                       --------      --------
               Total expenses                                            80,308        82,452
                                                                       --------      --------


Income from operations before income taxes and minority interests        21,634        16,921

Income tax expense                                                        5,164         3,548

Minority interests in income of consolidated subsidiaries                   985           731
                                                                       --------      --------
Net income                                                             $ 15,485      $ 12,642
                                                                       ========      ========

Earnings per common share and common share equivalent                     $0.88         $0.80

Earnings per common share and common share equivalent
       - assuming full dilution                                           $0.85         $0.77

Weighted average number of common shares and common
       share equivalents outstanding (in thousands)                      17,695        15,650

Weighted average number of common shares and common share
       equivalents outstanding (in thousands)
       - assuming full dilution                                          18,844        16,799

See accompanying notes to the interim consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
              For the Three Months Ended March 31, 1995 and 1996
                                  (Unaudited)
                            (dollars in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------      -------
Common shares:
        Balance, beginning of period                              $89,282      $59,057
        Issued during the period                                      732          100
                                                                 --------      -------
                Balance, end of period                            $90,014      $59,157
                                                                 ========      =======

Additional capital:
        Balance, beginning of period                              $18,203           $-
        Issued during period                                          820            -
                                                                 --------      -------
                Balance, end of period                            $19,023           $-
                                                                 ========      =======

Unrealized appreciation of investments:
        Balance, beginning of period                              $49,972           $-
        Changes during the period                                 (29,091)      16,881
        Deferred income tax benefit (expense)                       7,250       (3,467)
                                                                 --------      -------
                Balance, end of period                            $28,131      $13,414
                                                                 ========      =======

Retained earnings:
        Balance, beginning of period                              $39,551           $-
        Net income                                                 15,485       12,642
        Dividends payable on convertible redeemable
          preferred shares                                           (846)        (900)
                                                                 --------      -------
                Balance, end of period                            $54,190      $11,742
                                                                 ========      =======
                                                                 --------      -------
                Total shareholders' equity                       $191,358      $84,313
                                                                 ========      =======

   See accompanying notes to the interim consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 1995 and 1996
                                  (Unaudited)
                            (dollars in thousands)

                                                                Three Months Ended
                                                                     March 31,
                                                               --------------------
                                                                 1996        1995
                                                               --------    ---------
Cash flows from operating activities:
        Net income                                             $ 15,485    $  12,642

Adjustments to reconcile net income to net cash
        provided by operating activities:
        Amortisation of goodwill                                    276            -
        Bad debt charge                                               -        2,000
        Realized capital (gains) losses                          (8,008)         130
        Change in unpaid losses and loss adjustment expenses    (37,571)      15,783
        Change in unearned premiums and prepaid reinsurance      97,234       63,065
        Change in insurance balances payable                    (17,413)       5,132
        Change in insurance balances receivable, accrued
                premium income and reinsurance recoverable on
                paid and unpaid losses                          (58,308)     (66,698)
        Change in deferred policy acquisition costs             (26,580)     (20,902)
        Change in accrued investment income                         796       (3,798)
        Change in current and deferred income taxes              22,624        6,410
        Change in other assets and liabilities - net              3,720          279
        Change in net liabilities of Aviation business
                in run off                                         (601)       3,415
                                                               --------    ---------
                Total adjustments                               (23,831)       4,816
                                                               --------    ---------
                Net cash (used in) provided by operating
                         activities                              (8,346)      17,458
                                                               --------    ---------
Cash flows from investing activities:
        Proceeds of fixed maturities matured                     17,350       52,481
        Proceeds of fixed maturities sold                        76,005        7,638
        Proceeds of equity securities sold                       38,294       20,269
        Purchase of fixed maturities                            (57,004)    (187,748)
        Purchase of equity securities                           (66,301)     (24,780)
        Payment consideration for Octavian                       (9,393)           -
        Acquisition expenses                                       (644)           -
                                                               --------    ---------
                Net cash used in investing activities            (1,693)    (132,140)
                                                               --------    ---------
Cash flows from financing activities:
        Payment of fees for financing                                 -         (526)
        Proceeds from shares issued                                   -          100
                                                               --------    ---------
                Net cash provided by financing activities             -         (426)
                                                               --------    ---------
Change in cash and cash equivalents                             (10,039)    (115,108)
Exchange on foreign currency cash balances                         (723)      (6,588)
Cash and cash equivalents at beginning of period                 88,725      242,206
                                                               --------    ---------
Cash and cash equivalents at end of period                     $ 77,963    $ 120,510
                                                               ========    =========
Supplemental disclosure of cash flow information
        Income taxes (refunded) paid                            $(10,323)       $494
                                                               =========    ========
        Interest paid                                            $5,405            -
                                                               =========    ========

   See accompanying notes to the interim consolidated financial statements.

                   TERRA NOVA (BERMUDA) HOLDINGS LTD. LIMITED
                                AND SUBSIDIARIES

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

       1. BASIS OF PRESENTATION

       The accompanying interim consolidated financial statements present information in relation to Terra Nova (Bermuda) Holdings Ltd. ("The Company") and have been prepared on the basis of accounting principles generally accepted in the United States of America. All material intercompany accounts and transactions among the companies included in the interim consolidated financial statements have been eliminated. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

       These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1995 and for each of the three years for the period ended December 31, 1995, and related notes thereto included in the Company's Annual Report as filed with the Securities and Exchange Commission.

       2. CONTINGENCIES

       This Company is regularly involved, directly or indirectly, in litigation in the ordinary course of conducting their insurance and reinsurance business. In a number of cases, plaintiffs seek to establish coverage for liability under environmental protection laws. While the nature and extent of insurance and reinsurance coverage for environmental liability has widened since 1980, in the judgement of management, none of these cases, individually or collectively, is likely to result in judgements for amounts which, net of losses and loss adjustment expense liabilities previously established and reinsurance recoverables which management believes are probable of realization, would have a material effect on the financial position of the Company, although there is no assurance that such losses will not materially effect the Company's results of operations for any period.


       3. REINSURANCE CEDED

       In the ordinary course of business, Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Limited ("Terra Nova (Bermuda)") and Terra Nova Capital Limited ("Terra Nova Capital") cede reinsurance to other insurance companies. Ceded reinsurance arrangements provide greater diversification of business and limit the net loss potential arising from large risks. Reinsurance is effected under reinsurance treaties and by negotiation on individual risks.

       Terra Nova, Terra Nova (Bermuda) and Terra Nova Capital cede reinsurance to and assume reinsurance from Lloyd's of London ("Lloyd's") syndicates. As of March 31, 1996, the aggregate exposure in respect of reinsurance ceded to Lloyd's syndicates in respect of continuing operations, including estimated reinsurance recoveries in respect of losses incurred but not reported, was approximately $126.8 million.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

       (a) Net premiums written are comprised of the following:

                                                          Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                           1996          1995
                                                         --------      --------
                                                         (dollars in thousands)

       Direct business                                    $53,437       $49,081
       Reinsurance assumed                                148,339       124,358
       Reinsurance ceded                                  (29,325)      (32,553)
                                                         --------      --------
       Net premiums written                              $172,451      $140,886
                                                         ========      ========


       (b) Net premiums earned are comprised of the following:

                                                          Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1996          1995
                                                         --------      --------
                                                         (dollars in thousands)

       Direct business                                    $23,035       $28,188
       Reinsurance assumed                                 63,805        59,657
       Reinsurance ceded                                  (11,670)      (10,188)
                                                         --------      --------
       Net premiums earned                                $75,170       $77,657
                                                         ========      ========


       (c) Losses and loss adjustment expenses, net, are comprised of the following:

                                                          Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1996          1995
                                                         --------      --------
                                                         (dollars in thousands)

       Losses and loss adjustment expenses                $55,831       $62,997
       Reinsurance ceded                                   (3,711)       (4,767)
                                                         --------      --------
       Losses and loss adjustment expenses, net           $52,120       $58,230
                                                         ========      ========


       4. EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

       Primary earnings per share are computed using the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents consist of shares issuable upon exercise of share options and shares issuable at the option of Bermuda Holdings under put agreements. For purposes of the calculation of primary earnings per share, net income has been increased to reflect the elimination of minority interests by exercise of the various put options and has been decreased to reflect the dividends paid to convertible redeemable preferred shareholders.

       In accordance with the SEC Staff Accounting Bulletin Topic 4-D, for purposes of the earnings per share calculations reflected in these interim consolidated financial statements, all shares of common stock issued and stock options granted prior to the date of the Registration Statement filed with the SEC on March 19, 1996 have been deemed to be outstanding since January 1, 1995.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                                AND SUBSIDIARIES

       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

       5. PUBLIC OFFERING

       On April 22, 1996 the Company completed an initial public offering of 6,600,000 Class A Ordinary shares at a price to the public of $17, of which 5,280,000 Shares were initially offered for sale in the United States, Bermuda and Canada and 1,320,000 Shares were initially being offered for sale outside the United States, Bermuda and Canada in a concurrent offering ("the offerings"). In addition, the Company granted to the U.S. underwriters for the Offering an option to purchase up to 990,000 additional Shares of which 600,000 have been purchased to date. The proceeds of the offerings were $113.2 million after expenses. Of these net proceeds $16.5 million was used to redeem a portion of the Company's non-voting convertible redeemable preference shares, $70 million and $17 million is expected to be contributed to Terra Nova (Bermuda) and Terra Nova, respectively, to support their insurance operations, including increasing the capacity potentially available to the Octavian Syndicates from the Company with the balance retained for general corporate purposes.


       6.   CAPITALIZATION CHANGES

       On March 25, 1996 the Company's shareholders approved an increase in the par value of the Company's 'A' and 'B' ordinary shares to $5.80 per share and a reverse split of the Company's ordinary shares on a one for 5.80 basis. The shareholders also approved an amendment to the Bye-Laws which, among other things, eliminated the Company's Class C ordinary shares.

       In addition, the Company in connection with the offerings completed on April 22, 1996 performed the following:

         (a) issued 1,939,305 ordinary shares in exchange for the ordinary shares and preferred shares of Terra Nova and Terra Nova (Bermuda) which were held by minority interests. The effect of this transaction had it occurred at March 31, 1996, would be to increase shareholders' equity of the Company by $20,397,000 and to eliminate all minority interests.

         (b) converted 16,317,354 of the Company's convertible redeemable preferred shares outstanding at March 31, 1996 into 989,697 ordinary shares of the Company, and redeemed for cash 17,058,455 of the Company's convertible redeemable preferred shares outstanding at March 31, 1996 at a redemption price of $16,534,000 out of the proceeds of the offerings The effect of these transactions had they occurred at March 31, 1996 would be to increase shareholders' equity of the Company by $17,341,000 and to eliminate all preferred shares.

       7.  THE OCTAVIAN ACQUISITION

       On January 5, 1996, in continuation of its market diversification strategy, the Company purchased the business and assets of Octavian, a Lloyd's managing agent, consisting primarily of the rights to manage five Lloyd's syndicates (the "Octavian Syndicates") for the 1996 and subsequent years of account (the "Octavian Acquisition"), for a purchase price of $9.4 million and 126,268 Shares. The Octavian Syndicates, whose writings include primarily U.K. liability and marine lines, have approximately $350 million of aggregate underwriting capacity for the 1996 year of account, of which $38.8 million is provided by the Company through Terra Nova Capital, a limited liability corporate member of Lloyd's formed by the Company. The Company estimates that its share of the Octavian syndicates' written premiums gross of commission for the 1996 year of account will be approximately $35 to $40 million.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                                AND SUBSIDIARIES

       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

       These activities are not expected to contribute significantly to the Company's earnings in 1996. The goodwill in the Company's balance sheet represents the goodwill arising on the acquisition of Octavian which has been calculated using the purchase method and is being amortized in a straight line over a 10 year period. The Octavian results from the date of the acquisition are included in the Consolidated Statements of Operations.

       8. SUMMARIZED FINANCIAL INFORMATION FOR UK HOLDINGS

       Summarized consolidated balance sheet information as at December 31, 1995 and March 31, 1996 and summarized consolidated statement of operations information for the three months ended March 31, 1995 and 1996 relating to UK Holdings is set out below. Separate financial statements of UK Holdings are not presented because they would not be material to holders of UK Holdings 10 3/4 Senior Notes due 2005.

                                                                March 31,       December 31,
                                                                   1996             1995
                                                                ----------        ----------
                                                                   (dollars in thousands)
       Investments and cash                                       $807,659          $884,514
       Reinsurance recoverable on unpaid losses                    451,315           488,335
       Accrued premium income                                      173,131            99,885
       Other assets                                                248,023           188,367
                                                                ----------        ----------
               Total assets                                     $1,680,128        $1,661,101
                                                                ==========        ==========

       Unpaid losses and loss adjustment expenses               $1,062,755        $1,096,857
       Unearned premiums                                           236,090           136,351
       Net liabilities of Aviation business in run off              56,653            58,972
       Long-term debt                                              100,000           100,000
       Other liabilities                                            97,028           150,953
                                                                ----------        ----------
               Total liabilities                                 1,552,526         1,543,133
                                                                ----------        ----------
       Minority interests in subsidiary                             10,452            10,584
               Total shareholders' equity                          117,150           107,384
                                                                ----------        ----------
       Total liabilities, minority interests and
               shareholders' equity                             $1,680,128        $1,661,101
                                                                ==========        ==========
                                                                Three Months Ended March 31,
                                                                   1996             1995
                                                                ----------        ----------
                                                                   (dollars in thousands)
       Net premiums earned                                         $68,109           $70,340
       Net investment income                                        13,251            13,613
       Realized investment gains/(losses)                            7,800              (130)
       Foreign exchange(losses)/gains                               (1,659)            4,294
       Octavian agency income                                        1,941                 -
                                                                ----------        ----------
       Total revenues                                               89,442            88,117
                                                                ----------        ----------
       Underwriting costs and expenses                             (71,886)          (74,803)
                                                                ----------        ----------
       Octavian agency expenses                                     (1,735)                -
                                                                ----------        ----------
       Income from operations before income taxes and
         minority interests                                         15,821            13,314
                                                                ----------        ----------
       Net income                                                  $10,149            $9,363
                                                                ==========        ==========

       9. DIVIDENDS DECLARED

       On April 30, 1996 the Company declared a dividend of $0.02 per share payable on June 28, 1996, to shareholders of record as of June 7, 1996.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     THE COMPANY

     The following discussion addresses the principal factors affecting the earnings and financial condition of the Company. All references herein to the "Company" are to Terra Nova (Bermuda) Holdings Ltd. ("Bermuda Holdings") and all of its direct and indirect subsidiaries, including Terra Nova Insurance (UK) Holdings plc ("UK Holdings"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance
     Company  Ltd. ("Terra   Nova (Bermuda)"), Octavian Syndicate Management
     Limited ("OSML") and Terra Nova Capital Limited ("Terra Nova Capital"). This discussion should be read in conjunction with audited consolidated financial statements of Bermuda Holdings as of December 31, 1995 and for each of the three years for the period ended December 31, 1995 and related notes thereto included in the Company's Annual Report as filed with the Securities and Exchange Commission.

     MIX OF BUSINESS

     The Company's mix of business and combined ratios for the three months ended March 31, 1995 and 1996 are set forth in the following table:

                                                      Three Months Ended March 31,
                                               ------------------------------------------
                                                  1996                   1995
                                               -------------------    -------------------
                                                 Amount   Percent       Amount   Percent
       Gross Premiums Written
               Non-marine property              $117,187     58.1%      $96,083      55.4%
               Non-marine casualty                28,973     14.3        29,960      17.3
               Marine & Aviation                  54,186     26.9        45,961      26.5
               Life                                1,430      0.7         1,435       0.8
                                                --------    -----      --------     -----
                       Total                    $201,776    100.0%     $173,439     100.0%
                                                ========    =====      ========     =====

       Net Premiums Written
               Non-marine property               $99,951     58.0       $74,772      53.1%
               Non-marine casualty                25,929     15.0        25,370      18.0
               Marine & Aviation                  45,174     26.2        39,406      28.0
               Life                                1,397      0.8         1,338       0.9
                                                --------    -----      --------     -----
                       Total                    $172,451    100.0%     $140,886     100.0%
                                                ========    =====      ========     =====

       Net Premiums Earned
               Non-marine property               $32,080     42.7%      $30,292      39.0%
               Non-marine casualty                12,214     16.2        13,506      17.4
               Marine & Aviation                  29,479     39.2        32,521      41.9
               Life                                1,397      1.9         1,338       1.7
                                                --------    -----      --------     -----
                       Total                     $75,170    100.0%      $77,657     100.0%
                                                ========    =====      ========     =====

       Losses and loss Adjustment Expense Ratios
               Non-marine property                           65.5%                   60.9%
               Non-marine casualty                           84.1                    96.5
               Marine & Aviation                             66.9                    78.2
               Life                                          79.7                    97.6
                                                            -----                   -----
                       Total                                 69.3%                   75.0%
                                                            =====                   =====

       Underwriting Expense Ratios
               Non-marine property                           29.7%                   30.2 %
               Non-marine casualty                           25.3                    26.8
               Marine & Aviation                             32.2                    26.5
               Life                                          20.3                    21.0
                                                            -----                   -----
                       Total                                 29.8%                   27.9 %
                                                            =====                   =====

       Combined Ratios
               Non-marine property                           95.2%                   91.1 %
               Non-marine casualty                          109.4                   123.3
               Marine & Aviation                             99.1                   104.7
               Life                                         100.0                   118.6
                                                            -----                   -----
                       Total                                 99.1%                  102.9 %
                                                            =====                   =====

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF  OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1995

       Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased 16.4%, to $201.8 million in 1996 from $173.4
     million in 1995.   The increase in gross written premiums arises from:

       (a) increased writings by Terra Nova (Bermuda) to $19.9 million in 1996 from $1.1 million in 1995 resulting from a full year of marketing prior to the January renewals. Approximately 85% of Terra Nova (Bermuda)'s business is non-marine property business and as a consequence the Company's gross written premiums for non-marine property business increased by $21.1 million, to $117.2 million in 1996 from $96.1 million in 1995, and

       (b) Terra Nova Capital writing gross premiums of $12.9 million in 1996. Terra Nova Capital was established by the Company to participate in business written by the Octavian Syndicates for the 1996 year of account. The majority of the business written by the Octavian Syndicates is Marine and Aviation business and as a consequence gross premiums written for Marine and Aviation business increased $8.2 million, to $54.8 million in 1996 from $46.0 million in 1995.

       Reinsurance ceded decreased by 9.8%, to $29.3 million in 1996 from $32.5 million in 1995 due to reductions in reinsurance costs in 1996 as a result of an increase in the retention of the non-marine property catastrophe reinsurance program and price reductions on the non-marine property, non-marine casualty and marine reinsurance programs. As a consequence of the higher gross premiums written and lower reinsurance ceded, net premiums written increased by $22.4% to $172.4 million in 1996 from $140.9 million in 1995.

       Net premiums earned decreased 3.2%, to $75.2 million in 1996 from $77.7 million in 1995. The marginal decrease in net premiums earned was attributable to the greater volume of premiums written in 1994 which were earned in 1995, compared to premiums written in 1995 and earned in 1996.

       Net Investment Income. Net investment income increased by 5.7%, to $18.5 million in 1996 from $17.5 million in 1995 resulting from an increase of 7.7% in average invested assets, attributable to the rights issue in October 1995, partially offset by lower portfolio yields. The average investment yield before realised gains and losses was 6.5% and 6.6% in 1996 and 1995, respectively.

      Realized Gains (Losses) on Sale of Investments. Realized gains on sales of investments increased $8.1 million to a gain of $8.0 million in 1996 from a loss of $0.1 million in 1995. The majority of gains in 1996 arose from equity securities sold during the period.

       Foreign Exchange (Losses) Gains. Foreign exchange losses of $1.7 million in 1996 and gains of $4.3 million in 1995 arose from foreign currency exchange during the quarter together with the translation of foreign currency assets and liabilities into U.S. dollars, the Company's functional currency. The foreign exchange losses and gains in the three months to March 31, 1996 and 1995 arose due to the strengthening and weakening of the US dollar against other currencies in which business is transacted and shareholders' funds invested.

       Octavian Agency Income. This income consists of fees received by OSML in respect of the managing of certain Lloyd's syndicates.

       Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased 10.5%, to $52.1 million in 1996 from $58.2 million in 1995. As a percentage of net premiums earned, losses and LAE decreased 5.7 percentage points, to 69.3% from 75.0% in 1995. The decrease is due to an absence of large losses, favourable overall loss experience and no requirement to strengthen prior year reserves in 1996.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

       Acquisition Costs. Acquisition costs, comprising commissions and other underwriting expenses, increased 4.5%, to $20.2 million in 1996 from $19.3 million in 1995. Acquisition costs as a percentage of net premiums earned increased 1.9 percentage points, to 26.8% in 1996 from 24.9% in 1995. The increase in 1996 was a consequence of changes made to Terra Nova's mix of business in order to protect earnings from price weakness in certain lines of business, but this has been offset by lower claims costs.

       Other Operating Expenses. Other operating expenses decreased 4.3%, to $2.2 million in 1996 from $2.3 million in 1995.

       Net Interest Expense. Net interest expense in 1996 relates to interest on the $100 million 10 3/4% Senior Notes issued on June 30, 1995. The net interest expense in 1995 relates to interest on a Credit Agreement which became effective on December 21, 1994 and which was repaid in full out of the proceeds of the Senior Notes issued on June 30, 1995.

       Other Expenses. Other expenses increased to $1.4 million in 1996 from $0.6 million in 1995 mainly due to the inclusion of certain expense accruals that were not made until the final quarter of 1995.

       Income from Operations before Income Taxes and Minority Interests. Income from operations before income taxes and minority interests increased 27.8%, to $21.6 million in 1996 from $16.9 million in 1995. This increase was primarily due to the improved underwriting result, higher investment income and realized investment gains in 1996.

       Income Tax Expense. Income tax expense increased 45.7% to $5.1 million in 1996 from $3.5 million in 1995, as a consequence of the increase in operating income of the United Kingdom subsidiaries.

       Net Income. Net income increased 22.3%, to $15.4 million in 1996 from $12.6 million in 1995 as a result of the factors described above.

       Combined Ratios. The Company's combined ratio was 99.1% for 1996 and 102.9% for 1995. The decrease was attributable to the 5.7 percentage point reduction in the overall loss ratio, offset by an 1.9 percentage point increase in the expense ratio.

     TAXATION

       Since 1983 the U.K. Inland Revenue had asserted the Terra Nova's loss reserves should have been discounted in determining underwriting results for corporation tax purposes, although Terra Nova did not accept discounting as an appropriate accounting policy nor the U.K. Inland Revenue's assertion in this regard. On January 26, 1996 the U.K. Inland Revenue withdrew their assertion and have stated that they currently have no intention of raising the issue in relation to the tax liability on all years prior to and including 1995. In March 1996, the Inland Revenue repaid all the taxes due (including interest on the overdue amount) to Terra Nova relating to this dispute.

     LIQUIDITY AND CAPITAL RESOURCES

       On April 22, 1996 the Company completed an initial public offering of 6,600,000 Class A Ordinary shares at a price to the public of $17, of which 5,280,000 Shares were initially offered for sale in the United States, Bermuda and Canada and 1,320,000 Shares were initially being offered for sale outside the United States, Bermuda and Canada in a concurrent offering ("the offerings"). In addition, the Company granted to the U.S. underwriters for the Offering an option to purchase up to 990,000 additional Shares of which 600,000 have been purchased to date. The proceeds of the offerings, including the additional 600,000 shares purchased, were $113.2 million after expenses. Of these net proceeds, $16.5 million was used to redeem a portion of the Company's non-voting convertible redeemable preference shares, up to $75 million and up to $25 million is expected to be contributed to Terra Nova (Bermuda) and Terra Nova, respectively, to support their insurance operations, including increasing the capacity

                        TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     potentially available to the Octavian Syndicates from the Company, with the balance retained for general corporate purposes.

       The Company's assets consist primarily of the capital stock of UK Holdings and Terra Nova (Bermuda) and UK Holdings' assets consist primarily of the capital stock of Terra Nova, Terra Nova Capital and OSML. The ability of the Company to pay dividends on its capital stock and to pay its obligations depends primarily on dividends or other payments from Terra Nova, Terra Nova (Bermuda), Terra Nova Capital and OSML. The payment of dividends and other payments by Terra Nova, Terra Nova (Bermuda), Terra Nova Capital and OSML are subject to restrictions under U.K. law and Bermuda law, respectively.

       The sources of funds for the Company's subsidiaries consist primarily of net premiums, investment income and proceeds from sales and redemptions of investments. The funds are used primarily to pay claims and operating expenses and for the purchase of investments, largely fixed income securities.

       The consolidated shareholders' equity of the Company at March 31, 1996 of $191.4 million represented the combined shareholders' equity in Terra Nova and Terra Nova (Bermuda) of $328.7 million, offset by $100.0 million of debt in UK Holdings, $33.4 million of Bermuda Holdings convertible redeemable preferred shares, $20.4 million of minority interests in subsidiaries and other net assets of $16.5 million the majority of which represents UK Holdings' investment in OSML.

       The shareholders' equity of Terra Nova at March 31, 1996 was $208.9 million compared to $211.9 million at December 31, 1995. The decrease of $3.0 million in the three months to March 31, 1996 was a consequence of the weak bond markets in 1996 resulting in unrealised losses on investments (net of tax) of $12.7 million in the quarter, offset by net retained income of $9.7 million. The shareholders' equity of Terra Nova (Bermuda) at March 31, 1996 was $119.8 million compared to $122.9 million at December 31, 1995. The decrease of $3.1 million in the three months to March 31, 1996 was due to unrealised losses on investments of $9.6 million offset by net income of $6.5 million.

       Total investments and cash were $1,125.8 million at March 31, 1996, comprising fixed maturities-82.7%, common stocks-10.4% and cash and cash equivalents-6.9%. At March 31, 1996, approximately 93% of the Company's fixed income securities investments were rated AA or better by Moody's Investors Service Inc., or Standard & Poor's Corporation. The Company's investment portfolio earned interest and dividend income, net of investment management fees, of 6.5% and 6.6% in three months ended March 31, 1996 and 1995, respectively. The Company had realized investment gains and losses of $8.0 million and $0.1 million in 1996 and 1995, respectively.

       For the three months ended March 31, 1996, the cashflow used in operating activities of the Company was $8.3 compared to cashflow provided by operating activities and available for investment of $17.5 million in 1995. The decrease in cashflows provided by operating activities in 1996 was primarily attributable to the Company paying interest of $5.4 million on the senior notes in January 1996, the payment of two large claims relating to Exxon Valdez and the Pan Am Locherbie air disaster and to lower prior year premiums. Cashflows for the first three months on each year include the majority of payments made to reinsurers for reinsurance ceded for the year as a whole, while the majority of cash receipts for premiums written are received in the last three quarters of the year and, as a consequence, cashflows for 1996 are expected to be positive, as was the case with 1995, and are expected to be sufficient to meet the Company's foreseeable 1996 obligations.

                        TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     DIVIDEND POLICY

       On April 30, 1996 the Company declared a dividend of $0.02 per share payable on June 28, 1996. The declaration and payment of dividends is at the discretion of the Board of Directors of the Company and will depend upon the Company's results of operations, the financial position and capital requirements of the Company's operating subsidiaries, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors of the Company deems relevant. While the Company is not itself subject to any contractual restrictions or significant legal prohibitions on dividend payments the Company's subsidiaries are subject to regulatory and legal constraints on their respective abilities to pay dividends. Accordingly, there is no assurance that dividends will be declared or paid in the future.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES


     PART II - OTHER INFORMATION
     ---------------------------



     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)  EXHIBIT 11.1  Statement regarding Computation of Primary and Fully
                       Diluted Earnings Per Common Share and Common Share Equivalents.

     b)  FORM 8K       None.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





     Date:      May 14, 1996      By:  /s/WILLIAM O. BAILEY
                ------------           --------------------

                                       William O. Bailey
                                       Chairman, Chief Executive Officer and
                                       Chief Financial Officer

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                                 EXHIBIT INDEX
                                 -------------

                                                                      SEQUENTIAL
EXHIBIT                                                                  PAGE
NUMBER                       DESCRIPTION                                NUMBER
- - -------                      -----------                              ----------
     11.1                    Statement regarding Computation of
                             Primary and Fully Diluted Earnings Per
                             Common Share and Common Share
                             Equivalents                                   17-18

     Form 8K