Form 10-Q
period 1996-06-30
TERRA NOVA BERMUDA HOLDING LTD
filed 1996-08-13
CIK 935937

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                 For the quarterly period ended June 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the transition period from _____________________ to ____________________


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


                                Richmond House
                             12 Par-la-Ville Road
                                 Hamilton HM08
                                    Bermuda
                           ------------------------
                             (Address of principal
                              executive offices)
                                  (Zip code)


                           Telephone: (441) 292 7731
             ---------------------------------------------------
              (Registrants telephone number, including area code)


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

                             YES  X       NO
                                ------       -------

The number of registrant's ordinary shares ($5.80 par value) outstanding as of August 14, 1996 was 25,823,308.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

                              INDEX TO FORM 10-Q


Part I - FINANCIAL INFORMATION
- ------------------------------

                                                                 Page No.
                                                                 --------
Item 1.   Financial Statements:

          Consolidated Balance Sheets
          June 30, 1996 (Unaudited) and December 31, 1995            1

          Consolidated Statements of Operations (Unaudited)
            Three Months Ended June 30, 1996 and 1995                2
            Six Months Ended June 30, 1996 and 1995

          Consolidated Statements of Shareholders' Equity
          (Unaudited) Six Months Ended June 30, 1996 and 1995        3

          Consolidated Statements of Cash Flows (Unaudited)
             Six Months Ended June 30, 1996 and 1995                 4

          Notes to the Interim Consolidated Financial                5
          Statements (Unaudited)


Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                       9



Part II - OTHER INFORMATION
- ---------------------------


Item 6.    Exhibits and Reports on Form 8-K                         16

Signatures                                                          17

Exhibit                                                             18
Index

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                                At June 30,   At December 31
                                                                                   1995             1995
                                                                                ----------       ----------
                                                                                        (Unaudited)
                            ASSETS
Investments and cash:
    Fixed maturities, at market:
        Bonds (amortized cost $1,011,009 and $938,146, respectively)               $1,017,827   $  998,901
    Equity securities, at market:
        Common stocks (cost $88,943 and $69,200, respectively)                        112,288       80,410
    Cash and cash equivalents                                                         108,292       88,725
                                                                                   ----------   ----------
        Total investments and cash                                                  1,238,407    1,168,036

Accrued investment income                                                              24,489       23,781
Insurance balances receivable                                                          46,258       28,277
Reinsurance recoverable on paid losses                                                 39,608       62,289
Reinsurance recoverable on unpaid losses                                              300,719      354,417
Accrued premium income                                                                188,744      111,061
Prepaid reinsurance premiums                                                           17,429        3,943
Deferred acquisition costs                                                             60,025       36,950
Goodwill                                                                               10,494         --
Receivable for securities sold                                                           --          1,514
Other assets                                                                           31,775       27,652
                                                                                   ----------   ----------
        Total assets                                                               $1,957,948   $1,817,920
                                                                                   ==========   ==========

                          LIABILITIES
Unpaid losses and loss adjustment expenses                                         $1,106,853   $1,168,652
Unearned premiums                                                                     236,239      139,993
Insurance balances payable                                                             46,763       58,321
Payable for securities purchased                                                        5,817         --
Income taxes payable                                                                   14,244           70
Deferred income taxes                                                                  12,456       14,931
Long-term debt                                                                        100,000      100,000
Net liabilities of Aviation business in run off                                        61,077       63,772
Other liabilities                                                                      21,614       21,041
                                                                                   ----------   ----------
        Total liabilities                                                          $1,605,063   $1,566,780
                                                                                   ----------   ----------

Commitments and contingent liabilities (note 2)                                          --           --
Convertible redeemable preferred shares                                                  --         33,376
Minority interests in subsidiaries                                                       --         20,756
                                                                                   ----------   ----------

                     SHAREHOLDERS' EQUITY
Common shares                                                                         149,775       89,282
Additional capital                                                                    111,823       18,203
Unrealized appreciation of investments, net of minority interests and income tax       19,210       49,972
Retained earnings                                                                      72,077       39,551
                                                                                   ----------   ----------
        Total shareholders' equity                                                    352,885      197,008
                                                                                   ----------   ----------

        Total liabilities, convertible redeemable preferred shares,                ----------   ----------
         minority interests and shareholders' equity                               $1,957,948   $1,817,920
                                                                                   ==========   ==========

    See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
        For the Three Months and Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)
                   (dollars in thousands except share amounts)

                                                                               Three months                  Six months
                                                                              Ended June 30,                Ended June 30,
                                                                       -------------------------     -------------------------
                                                                         1996           1995           1996           1995
                                                                       ----------     ----------     ----------     ----------
Revenues:
           Net premiums written                                          $52,733        $50,546       $225,184       $191,432
           Change in unearned premiums                                    14,350         26,479        (82,931)       (36,750)
                                                                       ----------     ----------     ----------     ----------
           Net premiums earned                                            67,083         77,025        142,253        154,682
           Net investment income                                          20,288         21,308         38,826         38,860
           Realized net capital gains on sales of investments              4,174          3,024         12,182          2,894
           Foreign exchange gains (losses)                                 1,080           (789)          (635)         3,505
           Octavian agency income                                          2,294              -          4,235              -
                                                                       ----------     ----------     ----------     ----------
                     Total revenues                                       94,919        100,568        196,861        199,941
                                                                       ----------     ----------     ----------     ----------

Expenses:
           Losses and loss adjustment expenses, net                       42,681         57,436         94,801        115,666
           Acquisition costs                                              20,817         19,962         40,983         39,267
           Other operating expenses                                        1,717          2,239          3,948          4,576
           Interest expense                                                2,687          2,003          5,375          4,006
           Octavian agency expense                                         2,101              -          3,836              -
           Other expenses                                                  1,294            475          2,662          1,052
                                                                       ----------     ----------     ----------     ----------
                     Total expenses                                       71,297         82,115        151,605        164,567
                                                                       ----------     ----------     ----------     ----------


Income from operations before income taxes and minority interests         23,622         18,453         45,256         35,374

Income tax expense                                                         4,978          5,740         10,142          9,288

Minority interests in income of consolidated subsidiaries                      -            480            985          1,211
                                                                       ----------     ----------     ----------     ----------
Net income                                                               $18,644        $12,233        $34,129        $24,875
                                                                       ==========     ==========     ==========     ==========

Earnings per common share and common share equivalent                       $0.76          $0.75          $1.62          $1.55

Weighted average number of common shares and common
           share equivalents outstanding (in thousands)                   24,302         15,650         20,973         15,650


    See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)
                             (dollars in thousands)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                  -------------------------
                                                                                    1996           1995
                                                                                  ----------     ----------
Common shares:
           Balance, beginning of period                                             $89,282        $59,057
           Shares issued in initial public offering                                  42,195              -
           Shares issued in exchange for minority interests in subsidiaries          11,826              -
           Shares issued for conversion of convertible redeemable preferred shares    5,740              -
           Other shares issued during the period                                        732          2,221
                                                                                  ----------     ----------
                     Balance, end of period                                        $149,775        $61,278
                                                                                  ==========     ==========

Additional capital:
           Balance, beginning of period                                             $18,203             $-
           Surplus arising from initial public offering                              72,037              -
           Surplus arising from shares issued in exchange for minority interests in   8,655              -
           subsidiaries
           Surplus arising from conversion of convertible redeemable preferred
           shares                                                                    12,108              -
           Other capital contributed during period                                      820              -
                                                                                  ----------     ----------
                     Balance, end of period                                        $111,823             $-
                                                                                  ==========     ==========

Unrealized appreciation of investments:
           Balance, beginning of period                                             $49,972             $-
           Changes during the period                                                (40,175)        42,730
           Deferred income tax benefit (expense)                                      9,413        (10,410)
                                                                                  ----------     ----------
                     Balance, end of period                                         $19,210        $32,320
                                                                                  ==========     ==========

Retained earnings:
           Balance, beginning of period                                             $39,551             $-
           Net income                                                                34,129         24,875
           Dividends payable on convertible redeemable preferred shares              (1,088)        (1,898)
           Dividends payable on ordinary shares                                        (515)             -
                                                                                  ----------     ----------
                     Balance, end of period                                         $72,077        $22,977
                                                                                  ==========     ==========

                                                                                  ----------     ----------
                     Total shareholders' equity                                    $352,885       $116,575
                                                                                  ==========     ==========


    See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)
                             (dollars in thousands)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                    -----------------------------
                                                                                       1996              1995
                                                                                    ------------      -----------
Cash flows from operating activities:
            Net income                                                                  $35,114          $24,875

Adjustments to reconcile net income to net cash provided by operating activities:
            Amortisation of goodwill                                                        552                -
            Bad debt charge                                                                   -            2,000
            Realized capital gains                                                      (12,182)          (2,894)
            Change in unpaid losses and loss adjustment expenses                        (60,803)         (17,447)
            Change in unearned premiums and prepaid reinsurance                          82,760           48,103
            Change in insurance balances payable                                        (11,558)          (1,986)
            Change in insurance balances receivable, accrued premium income and
                      reinsurance recoverable on paid and unpaid losses                 (18,520)          (4,396)
            Change in deferred policy acquisition costs                                 (23,075)         (17,482)
            Change in accrued investment income                                            (708)          (4,508)
            Change in current and deferred income taxes                                  19,569            7,391
            Change in other assets and liabilities - net                                 (3,740)          (2,243)
            Change in net liabilities of Aviation business in run off                    (2,695)          (1,094)
                                                                                    ------------      -----------
                      Total adjustments                                                 (30,400)           5,444
                                                                                    ------------      -----------
                      Net cash provided by operating activities                           4,714           30,319
                                                                                    ------------      -----------
Cash flows from investing activities:
            Proceeds of fixed maturities matured                                         22,250           75,059
            Proceeds of fixed maturities sold                                           229,061            8,670
            Proceeds of equity securities sold                                          109,798           44,092
            Purchase of fixed maturities                                               (316,168)        (258,008)
            Purchase of equity securities                                              (117,264)         (56,026)
            Payment consideration for Octavian                                           (9,393)               -
            Acquisition expenses                                                           (644)               -
                                                                                    ------------      -----------
                      Net cash used in investing activities                             (82,360)        (186,213)
                                                                                    ------------      -----------
Cash flows from financing activities:
            Proceeds from public debt offering                                                -          100,000
            Repayment of long term bank debt                                                  -          (85,000)
            Payment of fees for financing public debt offering                                -           (3,526)
            Net proceeds from initial public offering                                   114,228                -
            Redemption of preferred shares                                              (16,035)               -
            Preference dividends paid to stockholders                                      (499)          (1,898)
            Ordinary dividends paid to stockholders                                        (515)               -
            Proceeds from shares issued                                                       -              175
                                                                                    ------------      -----------
                      Net cash provided by financing activities                          97,179            9,751
                                                                                    ------------      -----------
Change in cash and cash equivalents                                                      19,533         (146,143)
Exchange on foreign currency cash balances                                                   34            1,185
Cash and cash equivalents at beginning of period                                         88,725          242,206
                                                                                    ------------      -----------
Cash and cash equivalents at end of period                                             $108,292          $97,248
                                                                                    ============      ===========

Supplemental disclosure of cash flow information
            Income taxes (refunded) paid                                                $(9,623)          $1,109
                                                                                    ------------      -----------
            Interest paid                                                                $5,405           $4,006
                                                                                    ============      ===========

    See accompanying notes to the interim consolidated financial statements.

                   TERRA NOVA (BERMUDA) HOLDINGS LTD.
                            AND SUBSIDIARIES

         Notes to the Interim Consolidated Financial Statements
                               (Unaudited)

1. Basis of Presentation

The accompanying interim consolidated financial statements present information in relation to Terra Nova (Bermuda) Holdings Ltd. ("The Company") and have been prepared on the basis of accounting principles generally accepted in the United States of America. All material intercompany accounts and transactions among the companies included in the interim consolidated financial statements have been eliminated. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1995 and for each of the three years prior to the period ended December 31, 1995, and related notes thereto included in the Company's Annual Report as filed with the Securities and Exchange Commission.

2. Contingencies

The Company is regularly involved, directly or indirectly, in litigation in the ordinary course of conducting its insurance and reinsurance business. In a number of cases, plaintiffs seek to establish coverage for liability under environmental protection laws. While the nature and extent of insurance and reinsurance coverage for environmental liability has widened since 1980, in the judgement of management, none of these cases, individually or collectively, is likely to result in judgements for amounts which, net of losses and loss adjustment expense liabilities previously established and reinsurance recoverables which management believes are probable of realization, would have a material effect on the financial position of the Company, although there is no assurance that such losses will not materially effect the Company's results of operations for any period.


3. Reinsurance ceded

In the ordinary course of business, Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Limited ("Terra Nova (Bermuda)") and Terra Nova Capital Limited ("Terra Nova Capital") cede reinsurance to other insurance companies. Ceded reinsurance arrangements facilitate greater diversification of business and limit the net loss potential arising from large risks. Reinsurance is effected under reinsurance treaties and by negotiation on individual risks.

Terra Nova, Terra Nova (Bermuda) and Terra Nova Capital cede reinsurance to and assume reinsurance from Lloyd's of London ("Lloyd's") syndicates. As of June 30, 1996, the aggregate exposure in respect of reinsurance ceded to Lloyd's syndicates in respect of continuing operations, including estimated reinsurance recoveries in respect of losses incurred but not reported, was approximately $116.6 million.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

       Notes to the Interim Consolidated Financial Statements-(Continued)
                                   (Unaudited)


(a)     Net premiums written are comprised of the following:

                                                                               Six Months Ended
                                                                                   June 30,
                                                                           --------------------------
                                                                             1996            1995
                                                                           ----------     -----------
                                                                            (dollars in thousands)
Direct business                                                              $78,593         $70,946
Reinsurance assumed                                                          183,900         157,378
Reinsurance ceded                                                            (37,309)        (36,892)
                                                                           ----------     -----------
Net premiums written                                                        $225,184        $191,432
                                                                           ==========     ===========


(b)  Net premiums earned are comprised of the following:

                                                                               Six Months Ended
                                                                                   June 30,
                                                                           --------------------------
                                                                             1996            1995
                                                                           ----------     -----------
                                                                            (dollars in thousands)
Direct business                                                              $47,479         $54,105
Reinsurance assumed                                                          118,769         125,083
Reinsurance ceded                                                            (23,995)        (24,506)
                                                                           ----------     -----------
Net premiums earned                                                         $142,253        $154,682
                                                                           ==========     ===========


(c)  Losses and loss adjustment expenses, net, are comprised of the following:

                                                                               Six Months Ended
                                                                                   June 30,
                                                                           --------------------------
                                                                             1996            1995
                                                                           ----------     -----------
                                                                            (dollars in thousands)
Losses and loss adjustment expenses                                         $103,955        $122,535
Reinsurance ceded                                                             (9,154)         (6,869)
                                                                           ----------     -----------
Losses and loss adjustment expenses, net                                     $94,801        $115,666
                                                                           ==========     ===========


4. Earnings per common share and common share equivalent

Primary earnings per share are computed using the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents consist of shares issuable upon exercise of share options and prior to April 22, 1996 shares issuable at the option of Bermuda Holdings under put agreements. For purposes of the calculation of primary earnings per share, net income has been increased to reflect the elimination of minority interests by exercise of the various put options and has been decreased to reflect the dividend paid to convertible redeemable preferred shareholders.

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

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                               AND SUBSIDIARIES

      Notes to the Interim Consolidated Financial Statements-(Continued)
                                  (Unaudited)

5. Public offering

On April 22, 1996 the Company completed an initial public offering of 6,600,000 Class A Ordinary shares at a price to the public of $17, of which 5,280,000 Shares were initially offered for sale in the United States, Bermuda and Canada and 1,320,000 Shares were initially being offered for sale outside the United States, Bermuda and Canada in a concurrent offering ("the offerings"). In addition, the Company granted to the U.S. underwriters for the Offering an option to purchase up to 990,000 additional Shares of which 675,000 were purchased. The proceeds of the offerings were $114.2 million after expenses. Of these net proceeds $16.0 million was used to redeem a portion of the Company's non-voting convertible redeemable preferred shares, $75 million was contributed to Terra Nova (Bermuda), to support its insurance operations, including increasing the capacity potentially available to the Octavian Syndicates and approximately $17 million is expected to be contributed to Terra Nova, with the balance retained for general corporate purposes.


6. Capitalization changes

On March 25, 1996 the Company's shareholders approved an increase in the par value of the Company's `A' and `B' ordinary shares to $5.80 per share and a reverse split of the Company's ordinary shares on a one for 5.80 basis. The shareholders also approved an amendment to the Bye-Laws which, among other things, eliminated the Company's Class C ordinary shares.

In addition, the Company in connection with the offerings completed on April 22, 1996 performed the following:

   (a) issued 1,951,899 ordinary shares in exchange for the ordinary shares and preferred shares of Terra Nova and Terra Nova (Bermuda) which were held by minority interests. Subsequent to the offering the Company issued a further 86,970 shares in exchange for the ordinary shares and preferred shares of Terra Nova and Terra Nova (Bermuda) which were held by minority interests.

   (b) converted 16,317,354 of the Company's convertible redeemable preferred shares into 989,697 ordinary shares of the Company, and redeemed for cash 17,058,455 of the Company's convertible redeemable preferred shares at a redemption price of $16,034,948 out of the proceeds of the offerings.


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


8. Summarized financial information for Terra Nova Insurance (UK) Holdings plc ("UK Holdings")

Summarized consolidated balance sheet information as at June 30, 1996 and December 31, 1995 and summarized consolidated statement of operations information for the six months ended June 30, 1996 and 1995 relating to UK Holdings is set out below. Separate financial statements of UK Holdings are not presented because they would not be material to holders of UK Holdings 10 3/4 Senior Notes due 2005.

                                                                          June 30,       December 31,
                                                                            1996             1995
                                                                        -------------     ------------
                                                                           (dollars in thousands)
Investments and cash                                                        $825,722         $884,514
Reinsurance recoverable on unpaid losses                                     431,523          488,335
Accrued premium income                                                       159,576           99,885
Other assets                                                                 225,092          188,367
                                                                        -------------     ------------
           Total assets                                                   $1,641,913       $1,661,101
                                                                        =============     ============

Unpaid losses and loss adjustment expenses                                $1,036,209       $1,096,857
Unearned premiums                                                            216,920          136,351
Net liabilities of Aviation business in run off                               54,887           58,972
Long-term debt                                                               100,000          100,000
Other liabilities                                                             99,618          150,953
                                                                        -------------     ------------
           Total liabilities                                               1,507,634        1,543,133
                                                                        -------------     ------------
           Minority interests in subsidiary                                        -           10,584
           Total shareholders' equity                                        134,279          107,384
                                                                        =============     ============
           Total liabilities, minority interests and shareholders'
           equity                                                         $1,641,913       $1,661,101
                                                                        =============     ============

                                                                            Six Months Ended June,30
                                                                            1996             1995
                                                                        -------------     ------------
                                                                           (dollars in thousands)
Net premiums earned                                                         $126,959         $145,780
Net investment income                                                         27,172           30,803
Realized investment gains                                                     11,215            2,894
Foreign exchange(losses)/gains                                                  (690)           3,505
Octavian agency income                                                         4,235                -
                                                                        -------------     ------------
Total revenues                                                               168,891          182,982
                                                                        -------------     ------------
Underwriting costs and expenses                                              126,519          150,096
Interest expenses                                                              5,375            4,006
Other expenses                                                                 1,326              151
Octavian agency expenses                                                       3,836                -
                                                                        -------------     ------------
Income from operations before income taxes and minority interests             31,835           28,729
                                                                        -------------     ------------
Net income                                                                   $21,185          $18,832
                                                                        =============     ============

9. Dividends declared

On April 30, 1996 the Company declared a dividend of $0.02 per share paid on June 28, 1996 to shareholders of record as of June 7, 1996. On August 5, 1996 the Company declared a dividend of $0.02 per share payable on September 27, 1996, to shareholders of record as of September 6, 1996.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                               AND SUBSIDIARIES

      Notes to the Interim Consolidated Financial Statements-(Continued)
                                  (Unaudited)


The Company
The following discussion addresses the principal factors affecting the earnings and financial condition of the Company. All references herein to the "Company" are to Terra Nova (Bermuda) Holdings Ltd. ("Bermuda Holdings") and all of its direct and indirect subsidiaries, including Terra Nova Insurance (UK) Holdings plc ("UK Holdings"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Octavian Syndicate Management Limited ("OSML") and Terra Nova Capital Limited ("Terra Nova Capital"). This discussion should be read in conjunction with the audited consolidated financial statements of Bermuda Holdings as of December 31, 1995 and for each of the three years for the period ended December 31, 1995 and related notes thereto included in the Company's Annual Report as filed with the Securities and Exchange Commission.

Mix of Business
The Company's mix of business and combined ratios for the three months ended June 30, 1996 and 1995 are set forth in the following table:


                                             Three Months Ended June 30,                       Six Months Ended June 30,
                                       --------------------------------------------   ---------------------------------------------
                                               1996                   1995                   1996                   1995
                                       ---------------------  ---------------------   --------------------   ----------------------
                                         Amount      Percent    Amount      Percent    Amount     Percent     Amount     Percent
Gross Premiums Written
        Non-marine property ........... $ 27,453        45.2%  $ 14,535        26.5%  $144,640        55.1%   $110,618       48.4%
        Non-marine casualty ...........   10,796        17.8      6,357        11.6     39,769        15.2      36,317       15.9
        Marine & Aviation .............   22,597        37.2     32,141        58.5     76,783        29.2      78,102       34.3
        Life ..........................     (129)       (0.2)     1,852         3.4      1,301         0.5       3,287        1.4
                                        --------    --------   --------    --------   --------    --------    --------   --------
                      Total ........... $ 60,717       100.0%  $ 54,885       100.0%  $262,493       100.0%   $228,324      100.0%
                                        ========    ========   ========    ========   ========    ========    ========   ========

Net Premiums Written
        Non-marine property ........... $ 23,715        45.0%  $ 13,659        27.0%  $123,666        54.9%   $ 88,430       46.2%
        Non-marine casualty ...........    8,696        16.5      3,959         7.9     34,625        15.4      29,329       15.3
        Marine & Aviation .............   20,478        38.8     31,144        61.6     65,652        29.1      70,551       36.9
        Life ..........................     (156)       (0.3)     1,784         3.5      1,241         0.6       3,122        1.6
                                        --------    --------   --------    --------   --------     --------    --------   --------
                      Total ........... $ 52,733       100.0%  $ 50,546       100.0%  $225,184       100.0%   $191,432      100.0%
                                        ========    ========   ========    ========   ========     ========    ========   =======

Net Premiums Earned
        Non-marine property ........... $ 30,162        44.9%  $ 34,323        44.5%  $ 62,242        43.7%   $ 64,616       41.8%
        Non-marine casualty ...........   13,411        20.0     11,824        15.4     25,625        18.0      25,330       16.4
        Marine & Aviation .............   23,666        35.3     29,094        37.8     53,145        37.4      61,614       39.8
        Life ..........................     (156)       (0.2)     1,784         2.3      1,241         0.9       3,122        2.0
                                        --------    --------   --------    --------   --------     --------    --------   --------
                      Total ........... $ 67,083       100.0%  $ 77,025       100.0%  $142,253       100.0%   $154,682      100.0%
                                        ========     ========   ========    ========   ========    ========    ========   =======

Losses and Loss Adjustment
    Expense Ratios
        Non-marine property ...........                 57.3%                   63.1%                 61.5%                  62.1%
        Non-marine casualty ...........                 83.5                   109.0                  83.8                  102.3
        Marine & Aviation .............                 60.9                    73.6                  66.7                   76.1
        Life ..........................                128.1                    82.1                  73.7                   89.1
                                                     --------                --------              --------               --------
                      Total ...........                 63.6%                   74.6%                 66.6%                  74.8%
                                                     ========                ========              ========               ========

Underwriting Expense Ratios
        Non-marine property ...........                 35.0%                   29.7%                 32.3%                  29.9%
        Non-marine casualty ...........                 26.5                    26.3                  26.0                   26.6
        Marine & Aviation .............                 35.2                    29.8                  33.5                   28.1
        Life ..........................                (29.3)                   12.8                  26.5                   16.3
                                                      --------               --------              --------              --------
                      Total ...........                33.6%                   28.8%                  31.6%                  28.3%
                                                      --------               --------               --------              --------

Combined Ratios
        Non-marine property ...........                 92.3%                   92.8%                 93.8%                  92.0%
        Non-marine casualty ...........                110.0                   135.3                 109.8                  128.9
        Marine & Aviation .............                 96.1                   103.4                 100.2                  104.2
        Life ..........................                 98.8                    95.6                 100.2                  105.4
                                                      --------               --------               -------               --------
                      Total ...........                 97.2%                  103.4%                 98.2%                 103.1%
                                                      --------               --------               -------               --------

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of  Operations

Three  Months  Ended June 30, 1996  Compared  with Three  Months Ended June 30,
1995

   Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased 10.6%, to $60.7 million in 1996 from $54.9 million in 1995. The increase in gross written premiums arises from a $12.9 million increase in non-marine property business and a $4.4 million increase in non-marine casualty business offset by a $9.5 million reduction in marine and aviation business and a $2.0 million reduction in life business as a consequence of Terra Nova ceasing writing new life business on March 1, 1996. The increase in non-marine property premiums was primarily attributable to increased writings of Terra Nova's overseas offices, which write predominately proportional treaty and primary reinsurance business, increased writings in primary business, mainly through Terra Nova's United States surplus lines business and increased writings by Terra Nova (Bermuda). The reduction in marine and aviation premiums was a consequence of Terra Nova writing less hull and energy business due to competitive market conditions, partially offset by Terra Nova Capital's participation on marine and aviation business written by the Octavian Syndicates in 1996.

   Reinsurance ceded increased by 84.0%, to $8.0 million in 1996 from $4.3 million in 1995. The increase is a consequence of an increase in prior year reinsurance premiums, timing differences in the purchase of reinsurance in 1996 compared to 1995 and reinsurance ceded by Octavian in 1996. As a consequence of the higher gross premiums written and higher reinsurance ceded, net premiums written increased by 4.3%, to $52.7 million in 1996 from $50.5 million in 1995.

   Net premiums earned decreased 12.9%, to $67.1 million in 1996 from $77.0 million in 1995. The marginal decrease in net premiums earned was attributable to the greater volume of premiums written in 1994, which were earned in 1995, compared to premiums written in 1995, and earned in 1996, and the slower earnings patterns of business written in 1996 compared to 1995 as a consequence of changes in the mix of business.

   Net Investment Income. Net investment income decreased by 4.8%, to $20.3 million in 1996 from $21.3 million in 1995 resulting from lower portfolio yields partially offset by an increase of 11.9% in average invested assets, attributable to the rights issue in October 1995 and the IPO in April 1996. The average investment yield before realized gains and losses was 6.7% and 7.9% in 1996 and 1995, respectively.

Realized Gains on Sale of Investments. Realized gains on sales of investments increased $1.2 million to a gain of $4.2 million in 1996 from a gain of $3.0 million in 1995.

   Foreign Exchange Gains (Losses). Foreign exchange gains of $1.1 million in 1996 and losses of $0.8 million in 1995 arose from foreign currency exchange transactions during the quarter together with the translation of foreign currency assets and liabilities into U.S. dollars, the Company's functional currency. The foreign exchange gains and losses in the three months to June 30, 1996 and 1995 arose due to the weakening and strengthening of the US dollar against other currencies in which business is transacted and shareholders' funds invested.

   Octavian Agency Income. This income consists of fees received by OSML in respect of the managing of certain Lloyd's syndicates.

   Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased 25.7%, to $42.7 million in 1996 from $57.4 million in 1995. As a percentage of net premiums earned, losses and LAE decreased 11.0 percentage points, to 63.6% in 1996 from 74.6% in 1995. The decrease is due to an absence of large losses, favourable overall loss experience and stable results for prior years in 1996.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


   Acquisition Costs. Acquisition costs, comprising commissions and other underwriting expenses, increased 4.3%, to $20.8 million in 1996 from $20.0 million in 1995. Acquisition costs as a percentage of net premiums earned increased 5.1 percentage points, to 31.0% in 1996 from 25.9% in 1995. The increase in 1996 was a consequence of changes made to Terra Nova's mix of business in order to protect earnings from price weakness in certain lines of business, but this has been offset by lower claims costs.

   Other Operating Expenses. Other operating expenses decreased 23.3%, to $1.7 million in 1996 from $2.2 million in 1995.

   Net Interest Expense. Net interest expense in 1996 relates to interest on the $100 million 10 3/4% Senior Notes issued on June 30, 1995. The net interest expense in 1995 relates to interest on a Credit Agreement which became effective on December 21, 1994 and which was repaid in full out of the proceeds of the Senior Notes issued on June 30, 1995.

   Other Expenses. Other expenses increased to $1.3 million in 1996 from $0.5 million in 1995 mainly due to the inclusion of certain expense accruals that in 1995 were not made until the fourth quarter.

   Income from Operations before Income Taxes and Minority Interests. Income from operations before income taxes and minority interests increased 28.0%, to $23.6 million in 1996 from $18.5 million in 1995. This increase was due to the improved underwriting result, higher realized investment gains and a positive foreign exchange movement in 1996.

   Income Tax Expense. Income tax expense decreased 13.3%, to $5.0 million in 1996 from $5.7 million in 1995, as a consequence of a larger proportion of group income being contributed by the Bermudan companies.

   Net Income. Net income increased 52.4%, to $18.6 million in 1996 from $12.2 million in 1995 as a result of the factors described above.

   Combined Ratios. The Company's combined ratio was 97.2% for 1996 and 103.4% for 1995. The decrease was attributable to an 11.0 percentage point reduction in the overall loss ratio, offset by a 4.8 percentage point increase in the expense ratio.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of  Operations

Six Months Ended June 30, 1996 Compared with Six Months Ended June 30, 1995

   Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased 15.0%, to $262.5 million in 1996 from $228.3 million in 1995. The increase in gross written premiums arises from:

     (a) increased writings by Terra Nova (Bermuda) to $24.3 million in 1996 from $2.4 million in 1995 resulting from a full year of marketing prior to the January renewals.

     (b) Terra Nova Capital writing gross premiums of $20.5 million in 1996. Terra Nova Capital was established by the Company to participate in business written by the Octavian Syndicates for the 1996 year of account. The majority of the business written by the Octavian Syndicates is UK casualty, marine and aviation business.

   Reinsurance ceded increased by 1.1%, to $37.3 million from $36.9 million. The increase was primarily attributable to Terra Nova Capital ceding $5.6 million of reinsurance premiums in 1996 offset by lower reinsurance costs at Terra Nova in 1996 as a result of an increase in the retention of the non-marine property catastrophe reinsurance programme and rate reductions obtained on the non-marine property, non-marine casualty and marine reinsurance programs. As a consequence of the higher gross premiums written and similar amounts of reinsurance ceded, net premiums written increased by 17.6%, to $225.2 million in 1996 from $191.4 million in 1995.

   Net premiums earned decreased 8.0%, to $142.3 million in 1996 from $154.7 million in 1995. The decrease in net premiums earned was attributable to the greater volume of premiums written in 1994, which were earned in 1995, compared to premiums written in 1995, and earned in 1996, and slower earnings patterns of business written in 1996 compared to 1995.

   Net Investment Income. Net investment income decreased by $0.1 million, to $38.8 million in 1996 from $38.9 million in 1995, resulting from lower portfolio yields partially offset by an increase of 10.8% in average invested assets, attributable to the rights issue in October 1995 and the IPO in April 1996..

Realized Gains on Sale of Investments. Realized gains on sales of investments increased $9.3 million to a gain of $12.2 million in 1996 from a gain of $2.9 million in 1995. The majority of gains in 1996 arose from equity securities sold during the period.

   Foreign Exchange (Losses) Gains. Foreign exchange losses of $0.6 million in 1996 and gains of $3.5 million in 1995 arose from foreign currency exchange transactions during the half year together with the translation of foreign currency assets and liabilities into U.S. dollars, the Company's functional currency. The foreign exchange gains in the six months to June 30, 1995 arose due to the weakening of the US dollar against other currencies in which business is transacted and shareholders' funds invested.

   Octavian Agency Income. This income consists of fees received by OSML in respect of the managing of certain Lloyd's syndicates.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased 18.0%, to $94.8 million in 1996 from $115.7 million in 1995. As a percentage of net premiums earned, losses and LAE decreased

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

8.2 percentage points, to 66.6% in 1996 from 74.8% in 1995. The decrease is due to an absence of large losses, favorable overall loss experience and stable results for prior years in 1996.

   Acquisition Costs. Acquisition costs, comprising commissions and other underwriting expenses, increased 4.4%, to $41.0 million in 1996 from $39.3 million in 1995. Acquisition costs as a percentage of gross premiums earned increased 3.4 percentage points, to 28.8% in 1996 from 25.4% in 1995. The increase in 1996 was a consequence of changes made to Terra Nova's mix of business in order to protect earnings from price weakness in certain lines of business, but this has been offset by lower claims costs.

   Other Operating Expenses. Other operating expenses decreased 13.7%, to $3.9 million in 1996 from $4.6 million in 1995.

   Net Interest Expense. Net interest expense in 1996 relates to interest on the $100 million 10 3/4% Senior Notes issued on June 30, 1995. The net interest expense in 1995 relates to interest on a Credit Agreement which became effective on December 21, 1994 and which was repaid in full out of the proceeds of the Senior Notes issued on June 30, 1995.

   Other Expenses. Other expenses increased to $2.7 million in 1996 from $1.1 million in 1995, mainly due to the inclusion of certain expense accruals that in 1995 were not made until the fourth quarter.

   Income from Operations before Income Taxes and Minority Interests. Income from operations before income taxes and minority interests increased 27.9%, to $45.3 million in 1996 from $35.4 million in 1995. The increase was due to the improved underwriting result and higher realized investment gains.

   Income Tax Expense. Income tax expense increased 9.2%, to $10.1 million in 1996 from $9.3 million in 1995, as a consequence of the increase in income of the United Kingdom subsidiaries.

   Net Income. Net income increased 37.2%, to $34.1 million in 1996 from $24.9 million in 1995, as a result of the factors described above.

   Combined Ratios. The Company's combined ratio was 98.2% for 1996 and 103.1% for 1995. The decrease was attributable to an 8.2 percentage point reduction in the overall loss ratio, offset by a 3.3 percentage point increase in the expense ratio.


Taxation

   Since 1983 the U.K. Inland Revenue had asserted the Terra Nova's loss reserves should have been discounted in determining underwriting results for corporation tax purposes, although Terra Nova did not accept discounting as an appropriate accounting policy nor the U.K. Inland Revenue's assertion in this regard. On January 26, 1996 the U.K. Inland Revenue withdrew their assertion and have stated that they currently have no intention of raising the issue in relation to the tax liability on all years prior to and including 1995. In March 1996, the Inland Revenue repaid all the taxes (including interest on the overdue amount) due to Terra Nova relating to this dispute.


Liquidity and Capital Resources

   On April 22, 1996 the Company completed an initial public offering of 6,600,000 Class A Ordinary shares at a price to the public of $17, of which 5,280,000 Shares were initially offered for sale in the United States, Bermuda and Canada and 1,320,000 Shares were initially being offered for sale outside the United States, Bermuda and

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Canada in a concurrent offering ("the offerings"). In addition, the Company granted to the U.S. underwriters for the Offering an option to purchase up to 990,000 additional Shares of which 675,000 were purchased. The proceeds of the offerings, including the additional 675,000 shares purchased, were $114.2 million after expenses. Of these net proceeds, $16.0 million was used to redeem a portion of the Company's non-voting convertible redeemable preference shares, $75 million contributed to Terra Nova (Bermuda) to support its insurance operations, including increasing the capacity potentially available to the Octavian Syndicates from the Company, and approximately $17 million is expected to be contributed to Terra Nova, with the balance retained for general corporate purposes.

In addition, the Company in connection with the offerings completed on April 22, 1996 performed the following:

     (a) issued 1,951,899 ordinary shares in exchange for the ordinary shares and preferred shares of Terra Nova and Terra Nova (Bermuda) which were held by minority interests. Subsequent to the offering the Company issued a further 86,970 shares in exchange for the ordinary shares and preferred shares of Terra Nova and Terra Nova (Bermuda) which were held by minority interests.

     (b) converted 16,317,354 of the Company's convertible redeemable preferred shares into 989,697 ordinary shares of the Company, and redeemed for cash 17,058,455 of the Company's convertible redeemable preferred shares.

   The Company's assets consist primarily of the capital stock of UK Holdings and Terra Nova (Bermuda), and UK Holdings' assets consist primarily of the capital stock of Terra Nova, Terra Nova Capital and OSML. The ability of the Company to pay dividends on its capital stock and to pay its obligations depends primarily on dividends or other payments from Terra Nova, Terra Nova (Bermuda), Terra Nova Capital and OSML. The payment of dividends and other payments by Terra Nova, Terra Nova (Bermuda), Terra Nova Capital and OSML are subject to restrictions under U.K. law and Bermuda law, respectively.

   The sources of funds for the Company's subsidiaries consist primarily of net premiums, investment income and proceeds from sales and redemptions of investments. The funds are used primarily to pay claims and operating expenses and for the purchase of investments, largely fixed income securities.

   The consolidated shareholders' equity of the Company at June 30, 1996 of $352.9 million represented the combined shareholders' equity in Terra Nova and Terra Nova (Bermuda) of $413.6 million and other assets of $39.3 million, reduced by $100.0 million of debt in UK Holdings.

   The shareholders' equity of Terra Nova at June 30, 1996 was $215.7 million compared to $211.9 million at December 31, 1995. The increase of $3.8 million in the six months to June 30, 1996 was a consequence of net retained income of $19.8 million, partially offset by unrealized losses on investments (net of tax) of $16.0 million due to the weak bond markets in the first half of 1996. The shareholders' equity of Terra Nova (Bermuda) at June 30, 1996 was $197.9 million compared to $122.9 million at December 31, 1995. The increase of $75.0 million in the six months to June 30, 1996 was due to a capital injection of $75.0 million with unrealised losses on investments of $14.1 million completely offset by net income.

   Total investments and cash were $1,238.4 million at June 30, 1996, comprising fixed maturities - 82.2%, common stocks - 9.1% and cash and cash equivalents - 8.7%. At June 30, 1996, approximately 95% of the Company's fixed income investments were rated AA or better by Moody's Investors Service Inc., or Standard & Poor's Corporation with the balance of fixed income investments being issued by political sub-divisions of governments outside the US and UK, which have investment grade ratings. The Company's investment portfolio earned interest and dividend income, net of investment management fees, of 6.5% and 7.2% in the six months ended June 30, 1996 and 1995, respectively. The Company had realized investment gains and losses of $12.2 million and $2.9 million in 1996 and 1995, respectively.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

   For the six months ended June 30, 1996, the cashflow provided by operating activities of the Company was $4.7 million compared to cashflow provided by operating activities and available for investment of $30.3 million in 1995. The decrease in cashflows provided by operating activities in 1996 was primarily attributable to the following:

     (a) higher insurance balances due at December 31, 1994 which were received in 1995 compared to balances due at December 31, 1995 which were received in 1996;

     (b) larger net cash outflows in 1996 compared to 1995 on the discontinued marine LMX, aviation and life businesses; and

     (c) a higher percentage of proportional treaty and direct business written in 1996 compared to 1995. The cash receipts for premiums written on this business are received throughout the year while the majority of cash receipts for catastrophe and excess of loss business are received in the first half of the year. As a result insurance cash flows in 1996 will benefit from the higher percentage of proportional treaty and direct business written during the second half of 1996 and consequently cashflows for 1996 are expected to be positive, as was the case with 1995, and are expected to be sufficient to meet the company's foreseeable 1996 obligations.


Dividend Policy

   On April 30, 1996 the company declared a dividend of $0.02 per share paid on June 28, 1996, to shareholders of record as of June 7, 1996. On August 5, 1996 the Company declared a dividend of $0.02 per share payable on September 27, 1996, to shareholders of record as of September 6, 1996. The declaration and payment of dividends is at the discretion of the Board of Directors of the Company and will depend upon the Company's results of operations, the financial position and capital requirements of the Company's operating subsidiaries, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors of the Company deems relevant. While the Company is not itself subject to any contractual restrictions or significant legal prohibitions on dividend payments the Company's subsidiaries are subject to regulatory and legal constraints on their respective abilities to pay dividends. Accordingly, there is no assurance that dividends will be declared or paid in the future.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES


PART II - OTHER INFORMATION
- ---------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibit 11.1      Statement regarding Computation of Primary Earnings
      Per Common Share and Common Share Equivalents.

b)    Form 8K     None.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





Date:      August 14, 1996                By:   /s/ WILLIAM O. BAILEY
           -------------------                  --------------------------
                                                William O. Bailey
                                                Chairman, Chief Executive
                                                Officer and Chief Financial
                                                Officer