Form 10-Q
period 1996-09-30
TERRA NOVA BERMUDA HOLDING LTD
filed 1996-11-14
CIK 935937

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 1996

                                      OR

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _________ to __________



                        Commission File number  1-13832


                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS
                                   CHARTER)

             BERMUDA                                 N/A
             -------                                 ----
         (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
        INCORPORATION OR ORGANISATION)           IDENTIFICATION NO)



                                RICHMOND HOUSE
                             12 PAR-LA-VILLE ROAD
                                 HAMILTON HM08
                                    BERMUDA
                        ------------------------------
                            (ADDRESS OF PRINCIPAL
                               EXECUTIVE OFFICES)
                                  (ZIP CODE)

                           TELEPHONE: (441) 292 7731
            -------------------------------------------------------
              (REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE)

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



                                 YES    X     NO_______
                                    ------

The number of registrant's ordinary shares ($5.80 par value) outstanding as of
November 14, 1996 was 25,823,308                   .

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

                              INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION
------------------------------


                                                                    Page No.
                                                                    --------

Item 1.  Financial Statements:

         Consolidated Balance Sheets
            September 30, 1996 (Unaudited) and December 31, 1995        1


         Consolidated Statements of Operations (Unaudited)
            Three Months Ended September 30, 1996 and 1995              2
            Nine Months Ended September 30, 1996 and 1995

         Consolidated Statements of Shareholders' Equity (Unaudited)
            Nine Months Ended September 30, 1996 and 1995               3

         Consolidated Statements of Cash Flows (Unaudited)
            Nine Months Ended September 30, 1996 and 1995               4

         Notes to the Interim Consolidated Financial
            Statements (Unaudited)                                      5


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   10



PART II - OTHER INFORMATION
---------------------------



Item 6.  Exhibits and Reports on Form 8-K                               18

Signatures                                                              19

Exhibit                                                                 20
Index

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets
                            (dollars in thousands)


                                                                            At September 30,       At December 31,
                                                                                  1996                   1995
                                                                            ----------------       ---------------
                                                                               (Unaudited)

                                                   ASSETS
Investments and cash:
        Fixed maturities, at market:
                Bonds (amortized cost $1,071,389 and $938,146, respectively)     $1,083,504              $998,901
        Equity securities, at market:
                Common stocks (cost $86,409 and $69,200, respectively)              112,212                80,410
        Cash and cash equivalents                                                    72,136                88,725
                                                                            ----------------       ---------------
                Total investments and cash                                        1,267,852             1,168,036

Accrued investment income                                                            24,396                23,781
Insurance balances receivable                                                        46,857                28,277
Reinsurance recoverable on paid losses                                               46,331                62,289
Reinsurance recoverable on unpaid losses                                            274,297               354,417
Accrued premium income                                                              166,403               111,061
Prepaid reinsurance premiums                                                         14,593                 3,943
Deferred acquisition costs                                                           56,201                36,950
Goodwill                                                                             10,218                     -
Receivable for securities sold                                                            -                 1,514
Other assets                                                                         33,489                27,652
                                                                            ----------------       ---------------
                Total assets                                                     $1,940,637            $1,817,920
                                                                            ================       ===============

                                                LIABILITIES
Unpaid losses and loss adjustment expenses                                       $1,075,961            $1,168,652
Unearned premiums                                                                   216,287               139,993
Insurance balances payable                                                           45,088                58,321
Payable for securities purchased                                                     15,146                     -
Income taxes payable                                                                 18,948                    70
Deferred income taxes                                                                12,544                14,931
Long-term debt                                                                      100,000               100,000
Net liabilities of Aviation business in run off                                      64,653                63,772
Other liabilities                                                                    19,771                21,041
                                                                            ----------------       ---------------
                Total liabilities                                                 1,568,398             1,566,780
                                                                            ----------------       ---------------

Commitments and contingent liabilities (note 2)                                           -                     -
Convertible redeemable preferred shares                                                   -                33,376
Minority interests in subsidiaries                                                        -                20,756
                                                                            ----------------       ---------------

                                            SHAREHOLDERS' EQUITY
Common shares                                                                       149,775                89,282
Additional capital                                                                  111,544                18,203
Unrealized appreciation of investments, net of minority interests
  and income tax                                                                     24,909                49,972
Retained earnings                                                                    86,011                39,551
                                                                            ----------------       ---------------
                Total shareholders' equity                                          372,239               197,008
                                                                            ----------------       ---------------

                Total liabilities, convertible redeemable preferred shares,
                        minority interests and shareholders' equity              $1,940,637            $1,817,920
                                                                            ================       ===============

   See accompanying notes to the interim consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                     Consolidated Statements of Operations
    For the Three Months and Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)
                  (dollars in thousands except share amounts)


                                                                         Three months              Nine months
                                                                      Ended September 30,      Ended September 30,
                                                                    -----------------------  -----------------------
                                                                        1996       1995          1996       1995
                                                                    ----------- -----------  ----------- -----------
Revenues:
        Net premiums written                                           $50,653    $32,332      $275,837   $223,764
        Change in unearned premiums                                     17,220      8,241       (65,711)   (28,509)
                                                                    ----------- -----------  ----------- -----------
        Net premiums earned                                             67,873     40,573       210,126    195,255
        Net investment income                                           19,839     17,578        58,665     56,438
        Realized net capital gains/(losses) on sales of investment      (1,122)     1,138        11,060      4,032
        Foreign exchange gains (losses)                                     35       (710)         (600)     2,795
        Octavian agency income                                           2,251          -         6,486          -
                                                                    ----------- -----------  ----------- -----------
                Total revenues                                          88,876     58,579       285,737    258,520
                                                                    ----------- -----------  ----------- -----------

Expenses:
        Losses and loss adjustment expenses, net                        42,230     29,489       137,031    145,155
        Acquisition costs                                               20,621     11,482        61,604     50,749
        Other operating expenses                                         2,094      1,814         6,042      6,390
        Interest expense                                                 2,688      2,742         8,063      6,748
        Octavian agency expense                                          2,050          -         5,886          -
        Other expenses                                                   1,682      1,126         4,344      2,178
                                                                    ----------- -----------  ----------- -----------
                Total expenses                                          71,365     46,653       222,970    211,220
                                                                    ----------- -----------  ----------- -----------


Income from operations before income taxes and minority interests       17,511     11,926        62,767     47,300

Income tax expense                                                       3,062      2,642        13,204     11,930

Minority interests in income of consolidated subsidiaries                    -        555           985      1,766
                                                                    ----------- -----------  ----------- -----------
Net income                                                             $14,449     $8,729       $48,578    $33,604
                                                                    =========== ===========  =========== ===========

Earnings per common share and common share equivalent                    $0.55      $0.53         $2.13      $2.08

Weighted average number of common shares and common                     26,207     15,650        22,714     15,650
        share equivalents outstanding (in thousands)


See accompanying notes to the interim consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
             For the Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)
                            (dollars in thousands)

                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                                 -------------------------
                                                                                                   1996            1995
                                                                                                 ---------       ---------

Common shares:
        Balance, beginning of period                                                             $89,282         $59,057
        Shares issued in initial public offering                                                  42,195               -
        Shares issued in exchange for minority interests in subsidiaries                          11,826               -
        Shares issued for conversion of convertible redeemable preferred shares                    5,740               -
        Other shares issued during the period                                                        732           2,221
                                                                                                --------         -------
                Balance, end of period                                                          $149,775         $61,278
                                                                                                =========        =======

Additional capital:
        Balance, beginning of period                                                             $18,203               -
        Surplus arising from initial public offering                                              71,758               -
        Surplus arising from shares issued in exchange for minority interests in subsidiaries      8,655               -
        Surplus arising from conversion of convertible redeemable preferred shares                12,108               -
        Other capital contributed during period                                                      820               -
                                                                                                --------        --------
                Balance, end of period                                                          $111,544              $-
                                                                                                ========        ========

Unrealized appreciation of investments:
        Balance, beginning of period                                                             $49,972              $-
        Changes during the period                                                                (32,451)         46,466
        Deferred income tax benefit (expense)                                                      7,388         (10,379)
                                                                                                --------        --------
                Balance, end of period                                                           $24,909         $36,087
                                                                                                ========        ========

Retained earnings:
        Balance, beginning of period                                                             $39,551              $-
        Net income                                                                                48,578          33,604
        Dividends payable on convertible redeemable preferred shares                              (1,088)         (2,800)
        Dividends payable on ordinary shares                                                      (1,030)              -
                                                                                                --------        --------
                    Balance, end of period                                                       $86,011         $30,804
                                                                                                ========        ========

                                                                                                --------        --------
                    Total shareholders' equity                                                  $372,239        $128,169
                                                                                                ========        ========

See accompanying notes to the interim consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)
                            (dollars in thousands)


                                                                             Nine Months Ended
                                                                               September 30,
                                                                          ------------------------
                                                                             1996          1995
                                                                          ----------    ----------
Cash flows from operating activities:
        Net income                                                          $49,563       $35,370

Adjustments to reconcile net income to net cash
        provided by operating activities:
        Amortisation of goodwill                                                828             -
        Bad debt charge                                                           -             -
        Realized capital gains                                              (11,060)       (4,032)
        Change in unpaid losses and loss adjustment expenses                (92,130)      (91,446)
        Change in unearned premiums and prepaid reinsurance                  65,644        28,519
        Change in insurance balances payable                                (13,233)      (18,333)
        Change in insurance balances receivable, accrued premium
                income and reinsurance recoverable on paid and
                unpaid losses                                                22,689        85,281
        Change in deferred policy acquisition costs                         (19,251)      (12,084)
        Change in accrued investment income                                    (628)       (3,947)
        Change in current and deferred income taxes                          22,078         7,263
        Change in other assets and liabilities - net                         (7,058)       (2,566)
        Change in net liabilities of Aviation business in run off               881        (1,116)
                                                                          ----------    ----------
                Total adjustments                                           (31,240)      (12,461)
                                                                          ----------    ----------
                Net cash provided by operating activities                    18,323        22,909
                                                                          ----------    ----------
Cash flows from investing activities:
        Proceeds of fixed maturities matured                                 38,283        92,449
        Proceeds of fixed maturities sold                                   254,891        81,717
        Proceeds of equity securities sold                                  138,828        79,443
        Purchase of fixed maturities                                       (409,517)     (358,773)
        Purchase of equity securities                                      (144,048)     (101,239)
        Payment consideration for Octavian                                   (9,393)            -
        Acquisition expenses                                                   (644)            -
                                                                          ----------    ----------
                Net cash used in investing activities                      (131,600)     (206,403)
                                                                          ----------    ----------
Cash flows from financing activities:
        Proceeds from public debt offering                                        -       100,000
        Repayment of long term bank debt                                          -       (85,000)
        Payment of fees for financing public debt offering                        -        (5,346)
        Net proceeds from initial public offering                           113,953             -
        Redemption of preferred shares                                      (16,035)            -
        Preference dividends paid to stockholders                              (499)       (1,898)
        Ordinary dividends paid to stockholders                              (1,030)            -
        Proceeds from shares issued                                               -           175
                                                                          ----------    ----------
                Net cash provided by financing activities                    96,389         7,931
                                                                          ----------    ----------
Change in cash and cash equivalents                                         (16,888)     (175,563)
Exchange on foreign currency cash balances                                      299           816
Cash and cash equivalents at beginning of period                             88,725       242,206
                                                                          ----------    ----------
Cash and cash equivalents at end of period                                  $72,136       $67,459
                                                                          ==========    ==========

Supplemental disclosure of cash flow information
        Income taxes (refunded) paid                                       $(10,610)       $1,109
                                                                          ==========    ==========
        Interest paid                                                       $10,780        $4,281
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

       2. CONTINGENCIES

       The Company is regularly involved, directly or indirectly, in litigation in the ordinary course of conducting its insurance and reinsurance business. In a number of cases, plaintiffs seek to establish coverage for liability under environmental protection laws. While the nature and extent of insurance and reinsurance coverage for environmental liability has widened since 1980, in the judgement of management, none of these cases, individually or collectively, is likely to result in judgements for amounts which, net of losses and loss adjustment expense liabilities previously established and reinsurance recoverables which management believes are probable of realisation, would have a material effect on the financial position of the Company, although there is no assurance that such losses will not materially effect the Company's results of operations for any period.


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

       Terra Nova, Terra Nova (Bermuda) and Terra Nova Capital cede reinsurance to and assume reinsurance from Lloyd's of London ("Lloyd's") syndicates. As of September 30, 1996, the aggregate exposure in respect of reinsurance ceded to Lloyd's syndicates in respect of continuing operations, including estimated reinsurance recoveries in respect of losses incurred but not reported, was approximately $106 million, the majority of which was ceded into Equitas with effect from September 4, 1996.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

      NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)


(a) Net premiums written are comprised of the following:

                                                 Nine Months Ended
                                                   September 30,
                                          ------------------------------
                                              1996              1995
                                          ------------      ------------
                                              (dollars in thousands)
Direct business                              $95,540           $80,570
Reinsurance assumed                          228,137           184,223
Reinsurance ceded                            (47,840)          (41,029)
                                          ------------      ------------
Net premiums written                        $275,837          $223,764
                                          ============      ============


(b) Net premiums earned are comprised of the following:

                                                 Nine Months Ended
                                                   September 30,
                                          ------------------------------
                                              1996              1995
                                          ------------      ------------
                                              (dollars in thousands)
Direct business                              $69,630           $70,307
Reinsurance assumed                          177,686           160,409
Reinsurance ceded                            (37,190)          (35,461)
                                          ------------      ------------
Net premiums earned                         $210,126          $195,255
                                          ============      ============


(c) Losses and loss adjustment expenses, net, are comprised of the following:

                                                 Nine Months Ended
                                                   September 30,
                                          ------------------------------
                                              1996              1995
                                          ------------      ------------
                                              (dollars in thousands)
Losses and loss adjustment expenses         $150,249          $147,399
Reinsurance ceded                            (13,218)           (2,244)
                                          ------------      ------------
Losses and loss adjustment expenses, net    $137,031          $145,155
                                          ============      ============



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

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                                AND SUBSIDIARIES

       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

     5.  PUBLIC OFFERING

     On April 22, 1996 the Company completed an initial public offering of 6,600,000 Class A Ordinary shares at a price to the public of $17, of which 5,280,000 Shares were initially offered for sale in the United States, Bermuda and Canada and 1,320,000 Shares were initially being offered for sale outside the United States, Bermuda and Canada in a concurrent offering ("the offerings"). In addition, the Company granted to the U.S. underwriters for the Offering an option to purchase up to 990,000 additional Shares of which 675,000 were purchased. The proceeds of the offerings were $114.0 million after expenses. Of these net proceeds $16.0 million was used to redeem a portion of the Company's non-voting convertible redeemable preferred shares, $75 million was contributed to Terra Nova (Bermuda), to support its insurance operations, including increasing the capacity potentially available to the Octavian Syndicates and $15 million was contributed to Terra Nova, with the balance retained for general corporate purposes.


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

     In addition, the Company in connection with the offerings completed on April 22, 1996 performed the following:

       (a) issued 1,951,899 ordinary shares in exchange for the ordinary shares and preferred shares of Terra Nova and Terra Nova (Bermuda) which were held by minority interests. Subsequent to the offering the Company issued a further 86,970 shares in exchange for the ordinary shares and preferred shares of Terra Nova and Terra Nova (Bermuda) which were held by minority interests; and

       (b) converted 16,317,354 of the Company's convertible redeemable preferred shares into 989,697 ordinary shares of the Company, and redeemed for cash 17,058,455 of the Company's convertible redeemable preferred shares at a redemption price of $16,034,948 out of the proceeds of the offerings.


     7.  THE OCTAVIAN ACQUISITION

     On January 5, 1996, in continuation of its market diversification strategy, the Company purchased the business and assets of Octavian, a Lloyd's managing agent, consisting primarily of the rights to manage five Lloyd's syndicates (the "Octavian Syndicates") for the 1996 and subsequent years of account (the "Octavian Acquisition"), for a purchase price of $9.4 million and 126,268 Shares. The Octavian Syndicates, whose writings include primarily U.K. liability and marine lines, have approximately $350 million of aggregate underwriting capacity for the 1996 year of account, of which $38.8 million is provided by the Company through Terra Nova Capital, a limited liability corporate member of Lloyd's formed by the Company. The Company estimates that its share of the Octavian syndicates' written premiums gross of commission for the 1996 year of account will be approximately $34 to $36 million.

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

8. SUMMARIZED FINANCIAL INFORMATION FOR TERRA NOVA INSURANCE (UK) HOLDINGS PLC ("UK HOLDINGS")

Summarized consolidated balance sheet information as at September 30, 1996 and December 31, 1995 and summarized consolidated statement of operations information for the nine months ended September 30, 1996 and 1995 relating to UK Holdings is set out below. Separate financial statements of UK Holdings are not presented because they would not be material to holders of UK Holdings 10 3/4 Senior Notes due 2005.



                                                                     September 30,          December 31,
                                                                        1996                   1995
                                                                     -----------            -----------
                                                                           (dollars in thousands)
Investments and cash                                                   $848,828               $884,514
Reinsurance recoverable on unpaid losses                                403,789                488,335
Accrued premium income                                                  137,308                 99,885
Other assets                                                            222,782                188,367
                                                                     -----------            -----------
        Total assets                                                 $1,612,707             $1,661,101
                                                                     ===========            ===========

Unpaid losses and loss adjustment expenses                           $1,004,850             $1,096,857
Unearned premiums                                                       195,053                136,351
Net liabilities of Aviation business in run off                          58,843                 58,972
Long-term debt                                                          100,000                100,000
Other liabilities                                                        94,684                150,953
                                                                     -----------            -----------
        Total liabilities                                             1,453,430              1,543,133
                                                                     -----------            -----------
Minority interests in subsidiary                                              -                 10,584
        Total shareholders' equity                                      159,277                107,384
                                                                     -----------            -----------
        Total liabilities, minority interests and
          shareholders' equity                                       $1,612,707             $1,661,101
                                                                     ===========            ===========


                                                                       Nine Months Ended September 30,
                                                                         1996                  1995
                                                                     -----------            -----------
                                                                           (dollars in thousands)

Net premiums earned                                                    $184,860               $182,651
Net investment income                                                    39,697                 44,275
Realized investment gains/(losses)                                       10,759                  3,652
Foreign exchange(losses)/gains                                             (680)                 2,899
Octavian agency income                                                    6,486                      -
                                                                     -----------            -----------
Total revenues                                                          241,122                233,477
                                                                     -----------            -----------
Underwriting costs and expenses                                         184,401                189,074
Interest expenses                                                         8,063                  6,748
Other expenses                                                            1,990                    579
Octavian agency expenses                                                  5,886                      -
                                                                     -----------            -----------
Income from operations before income taxes and
  minority interest                                                      40,782                 37,076
                                                                     -----------            -----------
Net income                                                              $27,071                $24,301
                                                                     ===========            ===========

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                                AND SUBSIDIARIES

       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

     9. DIVIDENDS DECLARED

     On August 6, 1996 the Company declared a dividend of $0.02 per share paid on September 27, 1996, to shareholders of record as of September 6, 1996.

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

MIX OF BUSINESS

The Company's mix of business and combined ratios for the three and nine months ended September 30, 1996 and 1995 are set forth in the following table:

                                       Three Months Ended September 30,                       Nine Months Ended September 30,
                                ------------------------------------------------     -----------------------------------------------
                                         1996                      1995                       1996                      1995
                                ----------------------    ----------------------     ----------------------    ---------------------
                                   Amount   Percent          Amount   Percent           Amount   Percent          Amount   Percent
Gross Premiums Written........                                          (dollars in thousands)
   Non-marine property........    $31,832      52.0 %       $22,127      60.6 %       $176,472      54.5 %      $132,745      50.1 %
   Non-marine casualty........     11,432      18.7           7,316      20.1           51,201      15.8          43,633      16.5
   Marine & Aviation..........     17,993      29.4           6,458      17.7           94,776      29.3          84,560      31.9
   Life(1)....................        (73)     (0.1)            568       1.6            1,228       0.4           3,855       1.5
                                ----------  --------      ----------  --------       ----------  --------      ----------  --------
           Total..............    $61,184     100.0 %       $36,469     100.0 %       $323,677     100.0 %      $264,793     100.0 %
                                ==========  ========      ==========  ========       ==========  ========      ==========  ========

Net Premiums Written
   Non-marine property........    $24,313      47.9 %       $19,818      61.3 %       $147,978      53.6 %      $108,248      48.4 %
   Non-marine casualty........     11,578      22.9           8,073      25.0           46,204      16.8          37,402      16.7
   Marine & Aviation..........     14,775      29.2           3,967      12.3           80,427      29.2          74,518      33.3
   Life(1)....................        (13)        -             474       1.4            1,228       0.4           3,596       1.6
                                ----------  --------      ----------  --------       ----------  --------      ----------  --------
           Total..............    $50,653     100.0 %       $32,332     100.0 %       $275,837     100.0 %      $223,764     100.0 %
                                ==========  ========      ==========  ========       ==========  ========      ==========  ========

Net Premiums Earned
   Non-marine property........    $32,477      47.9 %       $21,144      52.1 %        $94,720      45.1 %       $85,759      43.9 %
   Non-marine casualty........     14,408      21.2          10,496      25.9           40,032      19.0          35,826      18.4
   Marine & Aviation..........     21,001      30.9           8,459      20.8           74,146      35.3          70,074      35.9
   Life(1)....................        (13)        -             474       1.2            1,228       0.6           3,596       1.8
                                ----------  --------      ----------  --------       ----------  --------      ----------  --------
           Total..............    $67,873     100.0 %       $40,573     100.0 %       $210,126     100.0 %      $195,255     100.0 %
                                ==========  ========      ==========  ========       ==========  ========      ==========  ========

Losses and Loss Adjustment
 Expense Ratios
   Non-marine property....................     57.4 %                    74.8 %                     60.1 %                    65.2 %
   Non-marine casualty....................     78.1                      96.8                       81.7                     100.7
   Marine & Aviation......................     58.6                      36.7                       62.6                      71.3
   Life(1)................................       NM                      86.6                       76.6                      88.8
                                            --------                  --------                   --------                  --------
           Total..........................     62.2 %                    72.7 %                     65.2 %                    74.3 %
                                            ========                  ========                   ========                  ========

Underwriting Expense Ratios
   Non-marine property....................     31.0 %                    33.2 %                     31.9 %                    30.6 %
   Non-marine casualty....................     34.4                      17.3                       29.0                      23.8
   Marine & Aviation......................     37.1                      50.7                       34.6                      30.9
   Life(1)................................       NM                      36.1                       20.2                      18.8
                                            --------                  --------                   --------                  --------
           Total..........................     33.5 %                    32.8 %                     32.2 %                    29.3 %
                                            ========                  ========                   ========                  ========

Combined Ratios
   Non-marine property....................     88.4 %                   108.0 %                     92.0 %                    95.8 %
   Non-marine casualty....................    112.5                     114.1                      110.7                     124.5
   Marine & Aviation......................     95.7                      87.4                       97.2                     102.2
   Life(1)................................       NM                     122.7                       96.8                     107.6
                                            --------                  --------                   --------                  --------
           Total..........................     95.7 %                   105.5 %                     97.4 %                   103.6 %
                                            ========                  ========                   ========                  ========

(1) The Company ceased writing new life business on March 1, 1996 and therefore the ratios for the three months to September 30, 1996 are not meaningful.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

       Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased 67.8%, to $61.2 million in 1996 from $36.5 million in 1995. The increase in gross written premiums arises from a $9.7 million increase in non-marine property business, a $4.1 million increase in non-marine casualty business and an $11.5 million increase in marine and aviation business offset by a $0.6 million reduction in life business as a consequence of Terra Nova ceasing writing new life business on March 1, 1996. The increase in non-marine property premiums was primarily attributable to increased writings by Terra Nova (Bermuda); Terra Nova Capital business which was established by the Company to participate in business written by the Octavian Syndicates for the 1996 year of account; increased writings of Terra Nova's overseas offices, which write predominately proportional treaty and primary reinsurance business; and increased writings in primary business, mainly through Terra Nova's United States surplus lines business. The increase in non-marine casualty business primarily arises from business written by Terra Nova Capital in 1996. The increase in marine and aviation premiums was a consequence of Terra Nova having much lower prior year revisions in 1996 and new business from Terra Nova Capital, partially offset by Terra Nova writing less hull and energy business due to competitive market conditions.

       Reinsurance ceded increased by 154.6%, to $10.5 million in 1996 from $4.1 million in 1995. The increase is a consequence of an increase in prior year reinsurance premiums, timing differences in the purchase of reinsurance in 1996 compared to 1995, an increase in reinsurance ceded by Terra Nova (Bermuda) and reinsurance ceded by Terra Nova Capital in 1996. As a consequence of the higher gross premiums written and higher reinsurance ceded, net premiums written increased by 56.7%, to $50.7 million in 1996 from $32.3 million in 1995.

       Net premiums earned increased 67.3%, to $67.9 million in 1996 from $40.6 million in 1995. The substantial increase in net premiums earned was attributable to the Company's share of the Octavian syndicates' earned premiums, a large increase in business written and earned by Terra Nova (Bermuda) and lower prior year revisions by Terra Nova in 1996 compared to 1995.

       Net Investment Income. Net investment income increased by 12.9%, to $19.8 million in 1996 from $17.6 million in 1995 resulting from an increase of 13.6% in average invested assets, attributable to the rights issue in October 1995 and the IPO in April 1996, partially offset by lower portfolio yields. The average investment yield before realized gains and losses was 6.3% and 6.4% in 1996 and 1995, respectively.

       Realized Gains on Sale of Investments. Realized gains on sales of investments decreased $2.2 million to a loss of $1.1 million in 1996 from a gain of $1.1 million in 1995.

       Foreign Exchange Gains (Losses). Foreign exchange gains of $0.1 million in 1996 and losses of $0.7 million in 1995 arose from foreign currency exchange transactions during the quarter together with the translation of foreign currency assets and liabilities into U.S. dollars, the Company's functional currency.

       Octavian Agency Income. This income consists of fees received by OSML in respect of the managing of certain Lloyd's syndicates.

       Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 43.2%, to $42.2 million in 1996 from $29.5 million in 1995. As a percentage of net premiums earned, losses and LAE decreased 10.5 percentage points, to 62.2% in 1996 from 72.7% in 1995. The decrease is due to an absence of large losses and stable results for prior years in 1996.

                        TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     Acquisition Costs. Acquisition costs, comprising commissions and other underwriting expenses, increased 79.6%, to $20.6 million in 1996 from $11.5 million in 1995. Acquisition costs as a percentage of net premiums earned increased 2.1 percentage points, to 30.4% in 1996 from 28.3% in 1995. The increase in 1996 was a consequence of changes made to Terra Nova's mix of business in order to protect earnings from price weakness in certain lines of business, but this has been offset by lower claims costs.

       Other Operating Expenses. Other operating expenses increased 15.4%, to $2.1 million in 1996 from $1.8 million in 1995.

       Net Interest Expense. Net interest expense in 1996 and 1995 relates to interest on the $100 million 10.75% Senior Notes issued on June 30, 1995.

       Octavian Agency Expenses. These expenses consist of costs incurred in managing certain Lloyd's syndicates.

       Other Expenses. Other expenses increased to $1.7 million in 1996 from $1.1 million in 1995 mainly due to the inclusion of certain expense accruals that in 1995 were not made until the fourth quarter and additional corporate costs due to the increase in corporate activity in 1996.

       Income from Operations before Income Taxes and Minority Interests.
     Income from operations before income taxes and minority interests increased 46.8%, to $17.5 million in 1996 from $11.9 million in 1995. This increase was primarily due to the improved underwriting result and in 1996 higher net investment income.

       Income Tax Expense. Income tax expense increased 15.9%, to $3.1 million in 1996 from $2.6 million in 1995, as a consequence of the increase in income of the United Kingdom subsidiaries.

       Net Income. Net income increased 65.5%, to $14.4 million in 1996 from $8.7 million in 1995 as a result of the factors described above.

       Combined Ratios. The Company's combined ratio was 95.7% for 1996 and 105.5% for 1995. The decrease was attributable to a 10.5 percentage point reduction in the overall loss ratio, offset by a 0.7 percentage point increase in the expense ratio.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

       Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased 22.2%, to $323.7 million in 1996 from $264.8 million in 1995. The increase in gross written premiums arises from:

      (a) increased writings by Terra Nova (Bermuda) to $50.7 million in 1996 from $23.3 million in 1995 resulting from a full year of marketing prior to the January renewals. The majority of business written by Terra Nova (Bermuda) is non-marine property business;

      (b) Terra Nova Capital writing gross premiums of $25.7 million in 1996. Terra Nova Capital was established by the Company to participate in business written by the Octavian Syndicates for the 1996 year of account. The majority of the business written by the Octavian Syndicates is UK casualty, marine and aviation business; and

      (c) lower prior year revisions to Terra Nova business in 1996 compared to 1995, partially offset by lower current year writings in 1996 due to competitive market conditions.

       Reinsurance ceded increased by 16.6%, to $47.8 million from $41.0 million. The increase was primarily attributable to:

      (a) Terra Nova Capital ceding $6.6 million of reinsurance premiums in 1996;

      (b) an increase of $4.0 million in reinsurance premiums at Terra Nova (Bermuda) due to increased inwards premiums; partially offset by

      (c) lower reinsurance costs at Terra Nova in 1996 as a result of an increase in the retention of the non-marine property catastrophe reinsurance programme and rate reductions obtained on the non-marine property, non-marine casualty and marine reinsurance programmes, partially offset by higher prior year reinsurance costs mainly on the marine programme.

        As a consequence of the higher gross premiums written and higher amounts of reinsurance ceded, net premiums written increased by 23.3%, to $275.8 million in 1996 from $223.8 million in 1995.

       Net premiums earned increased 7.6%, to $210.1 million in 1996 from $195.3 million in 1995. The increase in net premiums earned was attributable to the Company's share of the Octavian syndicates' earned premiums, a large increase in business written by Terra Nova (Bermuda) and lower prior year revisions by Terra Nova in 1996 compared to 1995.

       Net Investment Income. Net investment income increased by 3.9% to $58.7 million in 1996 from $56.4 million in 1995, resulting from an increase of 13.5% in average invested assets, attributable to the rights issue in October 1995 and the IPO in April 1996, partially offset by lower portfolio yields.

       Realized Gains on Sale of Investments. Realized gains on sales of investments increased $7.1 million to a gain of $11.1 million in 1996 from a gain of $4.0 million in 1995. The majority of gains in 1996 arose from equity securities sold during the period.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

       Foreign Exchange (Losses) Gains. Foreign exchange losses of $0.6 million in 1996 and gains of $2.8 million in 1995 arose from foreign currency exchange transactions during the period together with the translation of foreign currency assets and liabilities into U.S. dollars, the Company's functional currency.

       Octavian Agency Income. This income consists of fees received by OSML in respect of the managing of certain Lloyd's syndicates.

       Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased 5.6%, to $137.0 million in 1996 from $145.2 million in 1995. As a percentage of net premiums earned, losses and LAE decreased 9.1 percentage points, to 65.2% in 1996 from 74.3% in 1995. The decrease is due to an absence of large losses and stable results for prior years in 1996.

       Acquisition Costs. Acquisition costs, comprising commissions and other underwriting expenses, increased 21.4%, to $61.6 million in 1996 from $50.7 million in 1995. Acquisition costs as a percentage of net premiums earned increased 3.3 percentage points, to 29.3% in 1996 from 26.0% in 1995. The increase in 1996 was a consequence of changes made to Terra Nova's mix of business in order to protect earnings from price weakness in certain lines of business, but this has been offset by lower claims costs.

       Other Operating Expenses. Other operating expenses decreased 5.4%, to $6.0 million in 1996 from $6.4 million in 1995.

       Net Interest Expense. Net interest expense in 1996 relates to interest on the $100 million 10.75% Senior Notes issued on June 30, 1995. The net interest expense in 1995 relates to interest on an $85 million Credit Agreement which became effective on December 21, 1994 and which was repaid in full out of the proceeds of the Senior Notes issued on June 30, 1995, as well as third quarter interest on the $100 million 10.75% Senior Notes.

       Octavian Agency Expenses. These expenses consist of costs incurred in managing certain Lloyd's syndicates.

       Other Expenses. Other expenses increased to $4.3 million in 1996 from $2.2 million in 1995, mainly due to the inclusion of certain expense accruals that in 1995 were not made until the fourth quarter and additional corporate costs due to the increase in corporate activity in 1996.

       Income from Operations before Income Taxes and Minority Interests.
     Income from operations before income taxes and minority interests increased 32.7%, to $62.8 million in 1996 from $47.3 million in 1995. The increase was primarily due to the improved underwriting result, higher realized investment gains and higher net investment income.

       Income Tax Expense. Income tax expense increased 10.7%, to $13.2 million in 1996 from $11.9 million in 1995, as a consequence of the increase in income of the United Kingdom subsidiaries.

       Net Income. Net income increased 44.6%, to $48.6 million in 1996 from $33.6 million in 1995, as a result of the factors described above.

       Combined Ratios. The Company's combined ratio was 97.4% for 1996 and 103.6% for 1995. The decrease was attributable to a 9.1 percentage point reduction in the overall loss ratio, offset by a 2.9 percentage point increase in the expense ratio.

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


     LIQUIDITY AND CAPITAL RESOURCES

       On April 22, 1996 the Company completed an initial public offering of 6,600,000 Class A Ordinary shares at a price to the public of $17, of which 5,280,000 Shares were initially offered for sale in the United States, Bermuda and Canada and 1,320,000 Shares were initially being offered for sale outside the United States, Bermuda and Canada in a concurrent offering ("the offerings"). In addition, the Company granted to the U.S. underwriters for the Offering an option to purchase up to 990,000 additional Shares of which 675,000 were purchased. The proceeds of the offerings, including the additional 675,000 shares purchased, were $114.0 million after expenses. Of these net proceeds, $16.0 million was used to redeem a portion of the Company's non-voting convertible redeemable preference shares, $75 million was contributed to Terra Nova (Bermuda) to support its insurance operations, including increasing the capacity potentially available to the Octavian Syndicates from the Company, and $15 million was contributed to Terra Nova, with the balance retained for general corporate purposes.

     In addition, the Company in connection with the offerings completed on April 22, 1996 performed the following:

       (a) issued 1,951,899 ordinary shares in exchange for the ordinary shares and preferred shares of Terra Nova and Terra Nova (Bermuda) which were held by minority interests. Subsequent to the offering the Company issued a further 86,970 shares in exchange for the ordinary shares and preferred shares of Terra Nova and Terra Nova (Bermuda) which were held by minority interests; and

       (b) converted 16,317,354 of the Company's convertible redeemable preferred shares into 989,697 ordinary shares of the Company, and redeemed for cash 17,058,455 of the Company's convertible redeemable preferred shares.

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

       The consolidated shareholders' equity of the Company at September 30, 1996 of $372.2 million represented the combined shareholders' equity in Terra Nova, Terra Nova (Bermuda) and OSML of $461.6 million and other assets of $10.6 million, reduced by $100.0 million of debt in UK Holdings.

                        TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


       The shareholders' equity of Terra Nova at September 30, 1996 was $240.9 million compared to $211.9 million at December 31, 1995. The increase of $29.0 million in the nine months to September 30, 1996 was a consequence of net retained income of $25.3 million and a capital injection of $15.0 million, partially offset by unrealized losses on investments (net of tax) of $11.3 million due to the weak bond markets in the first half of 1996. The shareholders' equity of Terra Nova (Bermuda) at September 30, 1996 was $208.6 million compared to $122.9 million December 31, 1995. The increase of $85.7 million in the nine months to September 30, 1996 was due to a capital injection of $75.0 million and net retained income of $23.2 million, partially offset by unrealised losses on investments of $12.5 million.

       Total investments and cash were $1,267.9 million at September 30, 1996, comprising fixed maturities - 85.4%, common stocks - 8.9% and cash and cash equivalents - 5.7%. At September 30, 1996, approximately 95% of the Company's fixed income investments were rated AA or better by Moody's Investors Service Inc., or Standard & Poor's Corporation with the balance of fixed income investments being issued by political sub-divisions of governments outside the US and UK, which have investment grade ratings. The Company's investment portfolio earned interest and dividend income, net of investment management fees, of 6.4% and 7.0% in the nine months ended September 30, 1996 and 1995, respectively. The Company had realized investment gains of $11.1 million and $4.0 million in 1996 and 1995, respectively.

       For the nine months ended September 30, 1996, the cashflow provided by operating activities of the Company was $18.3 million compared to cashflow provided by operating activities and available for investment of $22.9 million in 1995. The insurance cashflow has deteriorated in 1996 due to:-

       (a) higher insurance balances due at December 31, 1994 which were received in 1995 compared to balances due at December 31, 1995 which were received in 1996;

       (b) larger net cash outflows in 1996 compared to 1995 on the discontinued marine LMX, aviation and life business; and

       (c) a higher percentage of proportional treaty and direct business written in 1996 compared to 1995. The cash receipts of premiums written on this business are received throughout the year while the majority of cash receipts for catastrophe and excess of loss business are received in the first half of the year. As a result cash flows from operating activities in the three months to September 30, 1996 were $13.6 million compared to a cash outflow of $7.4 million in 1995, and are expected to be positive for the full year as was the case in 1995 and are expected to be sufficient to meet the Company's foreseeable 1996 obligations.

       On September 11, 1996 A.M.Best assigned a group rating of "A-" to the Company reflecting the group's strong consolidated balance sheet, improved liquidity, disciplined exposure management, geographic risk spread, premium growth through acquisition and experienced management team.

       On October 14, 1996 the company announced that net premiums written for 1996 would exceed the 15-20% growth estimate previously indicated to a level in excess of 25%. The Company also estimated that the 1997 net premiums written increase would probably be around 30-35% primarily because of the large increase in the Company's participation in the syndicates managed by Octavian, the Lloyds managing agency.

     Certain information contained in this form 10-Q may be forward-looking statements that are based on management's estimates, assumptions and projections. Important factors that could cause actual results to differ materially from those estimated by management include, among other things, an unexpected increase in competition, unfavorable government regulation, the pricing environment and other industry developments.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



DIVIDEND POLICY

    On April 30, 1996 the company declared a dividend of $0.02 per share paid on June 28, 1996, to shareholders of record as of June 7, 1996. On August 6, 1996 the Company declared a dividend of $0.02 per share paid on September 27, 1996, to shareholders of record as of September 6, 1996. The declaration and payment of dividends is at the discretion of the Board of Directors of the Company and will depend upon the Company's results of operations, the financial position and capital requirements of the Company's operating subsidiaries, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors of the Company deems relevant. While the Company is not itself subject to any contractual restrictions or significant legal prohibitions on dividend payments the Company's subsidiaries are subject to regulatory and legal constraints on their respective abilities to pay dividends. Accordingly, there is no assurance that dividends will be declared or paid in the future.

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





     Date: November 14, 1996    By:  /s/ WILLIAM O. BAILEY
           -----------------         ----------------
                                           William O. Bailey
                                           Chairman and Chief Executive Officer

                                By:  /s/ WILLIAM J. WEDLAKE
                                     ----------------------
                                           William J. Wedlake
                                           Chief Financial Officer

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                                 EXHIBIT INDEX
                                 -------------

                                                   SEQUENTIAL
EXHIBIT                                            PAGE
NUMBER      DESCRIPTION                            NUMBER
------      -----------                            ----------

11.1        Statement regarding Computation of     21-22
            Primary Earnings Per Common Share and
            Common Share Equivalents

Form 8K