Form 10-K
period 1996-12-31
TERRA NOVA BERMUDA HOLDING LTD
filed 1997-03-18
CIK 935937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

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

                   Bermuda                             N/A
        (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organisation)        Identification No)

                                 Richmond House
                              12 Par-la-Ville Road
                                 Hamilton, HM08
                                    Bermuda
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)
                           Telephone: (441) 292-7731
--------------------------------------------------------------------------------
              (Registrants telephone number, including area code)
                                      N/A
 (Former address, Dallas Building, 7 Victoria Street, Hamilton, HM11, Bermuda)

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                        Name of each exchange on which registered
Common shares, par value $5.80 per share                    New York Stock Exchange
     10 3/4% Senior Notes due 2005                          New York Stock Exchange




          Securities registered pursuant to Section 12(g) of the Act:

                                     None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES X            NO
                              ----------     -------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] The number of registrant's ordinary shares ($5.80 par value) outstanding as of March 14, 1996 was 25,852,766.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               INDEX TO FORM 10K
                                     PART I

                                                                                                Page

Item 1.   Business                                                                                3

Item 2.   Properties                                                                             35

Item 3.   Legal Proceedings                                                                      35

Item 4    Submission of Matters to a Vote of Security Holders                                    35

                                    PART II

Item 5     Market for the Registrant's Ordinary Shares and Related Shareholder Matters           36

Item 6.    Selected Financial Data for the five years ended December 31, 1996                    37

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                            38

Item 8.    Financial Statements                                                                  46

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure                                                                            77

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                                    78

Item 11.   Executive Compensation                                                                81

Item 12.   Security Ownership of Certain Beneficial Owners and Management                        86

Item 13.   Certain Relationships and Related Transactions                                        87

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8K                        88

           Index to Exhibits                                                                     99

                                     PART I
                                     ------
ITEM 1 - BUSINESS

Certain terms used below are defined in the "Glossary of Selected Insurance Terms" appearing on pages 30-34.

     Unless the context requires otherwise and except as provided below, all references in this Form 10-K to the "Company" refer to Terra Nova (Bermuda) Holdings Ltd., ("Bermuda Holdings") a Bermuda holding corporation, and all of its direct and indirect subsidiaries, including its principal subsidiaries, Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Octavian Syndicate Management Limited ("Octavian") and Terra Nova Capital Limited ("Terra Nova Capital"), through which it conducts substantially all of its operations. All references to the Company which pertain to events prior to December 21, 1994 relate solely to the business and operations of Terra Nova, its predecessor. See "Business-The Terra Nova Acquisition".

Overview

     The Company is a specialty property, casualty and marine insurance and reinsurance company operating on a worldwide basis through subsidiaries in the London company market and Lloyd's of London (together the "London Market"), in the Bermuda Market, and through branch offices in Toronto, Canada and Brussels, Belgium. Terra Nova, the Company's predecessor and principal subsidiary, was established in 1969 and is believed by management to be one of the largest London Market companies (as defined below). The Company had gross premiums written of $361.0 million in 1996 and shareholders' equity of $398.8 million at December 31, 1996.

     The London Market, which is composed of Lloyd's and companies with underwriting offices in proximity to Lloyd's ("London Market companies"), is one of the world's largest insurance and reinsurance marketplaces and attracts business from clients throughout the world who seek flexible and innovative protection for a wide variety of risks.

     The Bermuda Market, comprised of both captive and independent companies, in recent years has become one of the world's largest insurance and reinsurance markets in which international business is written.

Business, Profitability and Financial Strength

     The Company's principal lines of business consist of various classes of (i) non-marine property coverage written largely on a reinsurance basis, (ii) non-marine casualty coverage written largely on a reinsurance basis, and (iii) marine and aviation coverage written on both a primary and reinsurance basis, accounting for approximately 49.5%, 18.9% and 31.1%, respectively, of the Company's 1996 gross premiums written. Additionally, of the Company's gross premiums written in 1996, approximately 66.8% consisted of reinsurance business and approximately 46.4%, 10.8%, 20.4% and 22.4% were attributable to clients from the U.S., the U.K., Europe and the rest of the world, respectively.

     On December 21, 1994, the Company acquired substantially all of the capital stock of Terra Nova and Terra Nova (Bermuda). The Company and Terra Nova, its predecessor, have a demonstrated history of profits, having been profitable in every year of their combined 27-year existence, except for 1980 and 1992. The average combined ratio and average operating ratio of the Company was 102.4% and 76.3%, respectively, for the three years ended December 31, 1996. The Company's net operating earnings from continuing operations before minority interests and realized gains on investments after tax was $57.2 million for 1996, up 45.5% from $39.3 million in 1995.

     At December 31, 1996, approximately 90.7% of the Company's $1.290 billion investment portfolio consisted of fixed maturity debt securities and cash and cash equivalents, with the balance consisting of equity securities. Of the fixed maturity debt securities, 95.8% were rated "A" or better by Standard & Poor's Corporation ("S&P") and Moody's Investors Service, Inc. ("Moody's") and the remaining 4.2%, although not rated, were, in the opinion of management, at least the equivalent in quality of "AA" rated investments. The Company currently has no investments in high yield fixed income securities, real estate or mortgages.

The Terra Nova Acquisition

     On December 21, 1994, the Company, a holding company, acquired substantially all of the capital stock of Terra Nova, its predecessor, and substantially all of the capital stock of Underwriters Capital (Merrett) Ltd. ("UCM"), a Bermuda insurance company which was renamed "Terra Nova (Bermuda) Insurance Company Ltd." UCM was organized in Bermuda in 1993 to provide reinsurance to certain Lloyd's syndicates. The Terra Nova Acquisition provided the Company with both additional capital and a presence in the Bermuda Market from which the Company has begun to grow and diversify its book of business.

The Octavian Acquisition

     On January 5, 1996, in continuation of its market diversification strategy, the Company purchased the business and assets of Octavian, a Lloyd's managing agent, consisting primarily of the rights to manage five existing syndicates at Lloyd's (the "Octavian Syndicates") for the 1996 and subsequent years of account (the "Octavian Acquisition"), for a purchase price of $9.2 million and 126,268 Shares. The Octavian Syndicates, whose writings include primarily U.K. liability and marine lines, have approximately $350 million of aggregate underwriting capacity, net of commission, for the 1996 year of account, of which, $38.8 million, net of commission, is provided by the Company through Terra Nova Capital, a limited liability corporate member of Lloyd's formed in connection with the Octavian Acquisition. Management believes the Octavian Acquisition provides the Company with (i) an active presence at Lloyd's, (ii) further growth opportunities as the Company expects to increase substantially its participation in the Octavian Syndicates over time, (iii) a mix of business that is complimentary to that currently written by the Company, and (iv) the addition of 27 senior managers and underwriters. In addition to providing capacity to the Octavian Syndicates, the Company, through Octavian, managed and will manage the Octavian Syndicates for the 1996 and subsequent years of account, for which it receives management fees with a profit commission component based on the syndicates' results. The number of syndicates managed by Octavian increased to seven for the 1997 year of account.

Public Offerings

     On April 22, 1996 the Company completed an initial public offering of 6,600,000 Class A Ordinary shares at a price to the public of $17, of which 5,280,000 shares were initially offered for sale in the United States, Bermuda and Canada and 1,320,000 shares were initially offered for sale outside the United States, Bermuda and Canada in a concurrent offering ("the Offerings"). In addition, the Company granted to the US underwriters for the Offerings an option to purchase up to 990,000 additional shares of which 675,000 were purchased. The proceeds of the Offerings were $114.0 million after expenses. Of these net proceeds $16.0 million was used to redeem a portion of the Company's non-voting convertible redeemable preferred shares, $75 million was contributed to Terra Nova (Bermuda), to support its insurance operations, including increasing the capacity potentially available to the Octavian Syndicates and $15 million was contributed to Terra Nova, with the balance retained for general corporate purposes.

Shareholders

     The current shareholders of the Company include DLJ Merchant Banking Funding, Inc. ("DLJMB Funding") and certain related investors ("the DLJ Entities"). The Company's Class A Ordinary shares are publicly traded on the New York Stock Exchange under the symbol TNA.

Mix of Business

        The Company's mix of business is as follows:

            BREAKDOWN OF GROSS PREMIUMS WRITTEN BY CLASS OF BUSINESS
                              (DOLLARS IN MILLIONS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                1996                         1995                        1994
                                                                 PERCENT OF                   PERCENT OF                  PERCENT OF

                                                        AMOUNT        TOTAL           AMOUNT       TOTAL          AMOUNT       TOTAL

CLASS OF BUSINESS
Property

      Catastrophe treaty - US                            25.1          7.0%           17.4          5.7%           18.5         5.1%

      Catastrophe treaty - all other                     16.4          4.5            17.8          5.9            18.2         5.1
      Proportional treaty                                58.1         16.1            42.7         14.1            35.9        10.0
      Risk excess of loss                                19.5          5.4            19.4          6.4            19.8         5.5
      Other property                                     57.1         15.8            39.0         12.9            33.9         9.5
                                                  -------------------------    -------------------------    ------------------------

      Total before prior year revisions                 176.2         48.8           136.3         45.0           126.3        35.2
      Prior year revisions                                2.7          0.7             3.0          1.0            12.2         3.4
                                                  -------------------------    -------------------------    ------------------------

      Total                                             178.9         49.5           139.3         46.0           138.5        38.6

Casualty
      Medical malpractice                                11.3          3.1            14.5          4.8            18.1         5.0
      Professional indemnity                             16.0          4.4             7.4          2.5            11.1         3.1
      Casualty clash and working layer                   10.6          2.9            13.1          4.3            12.7         3.6
      Motor                                               6.0          1.7               -          0.0             0.0         0.0
      Other casualty                                     20.7          5.8            19.9          6.6            14.9         4.1
                                                  -------------------------    -------------------------    ------------------------

      Total before prior year revisions                  64.6         17.9            54.9         18.2            56.8        15.8
      Prior year revisions                                3.5          1.0            (0.2)        (0.1)            5.4         1.5
                                                  -------------------------    -------------------------    ------------------------

      Total                                              68.1         18.9            54.7         18.1            62.2        17.3

Marine & Aviation
      Marine hull                                        49.4         13.7            50.1         16.6            48.0        13.4
      Energy                                             19.0          5.3            25.7          8.5            34.4         9.6
      Marine cargo                                       31.9          8.7            25.8          8.4            25.2         7.0
      Marine casualty                                     8.9          2.5             9.5          3.1             9.8         2.7
      Marine excess of loss                               0.8          0.2             2.6          0.9             3.0         0.8
      Aviation hull                                       6.7          1.9               -          0.0               -         0.0
                                                  -------------------------    -------------------------    ------------------------

      Total before prior year revisions                 116.7         32.3           113.7         37.5           120.4        33.5
      Prior year LMX reinstatement premiums               4.2          1.2             9.3          3.1            17.8         5.0
      Revisions of prior year premiums written
      for non-LMX business                               (8.6)        (2.4)          (18.5)        (6.1)           17.7         4.9
                                                  -------------------------    -------------------------    ------------------------

      Total before prior year revisions                 112.3         31.1           104.5         34.5           155.9        43.4

      Life                                                1.7          0.5             4.2          1.4             2.8         0.7

                                                  =========================    =========================    ========================

      Total for the company                             361.0        100.0%          302.7        100.0%          359.4       100.0%

                                                  =========================    =========================    ========================


      Direct business                                   119.6         33.2%           86.3         28.5%          103.5        28.8%

      Reinsurance assumed                               241.4         66.8           216.4         71.5           255.9        71.2
                                                  =========================    =========================    ========================

      Total for the company                             361.0        100.0%          302.7        100.0%          359.4       100.0%

                                                  =========================    =========================    ========================


Non-Marine Property

Property Catastrophe Treaty Reinsurance

        As a result of the catastrophe losses suffered over the past several years and the contraction in reinsurance capacity caused by the withdrawal of a number of the Company's competitors, property catastrophe reinsurance rates hardened significantly and retentions increased sharply during the period 1991 through 1993. In 1994, 1995 and 1996, property catastrophe reinsurance rates fell from the strong levels of 1993. Management believes, in light of its experience with the Company's renewals for 1997 business, that premium rates can be expected to decline in 1997 in the absence of a major catastrophe event, but that rates and retention levels in the near future are likely to remain, substantially higher than those experienced in 1992.

     In 1996, 67% and 33% of the Company's Catastrophe treaty business was written by Terra Nova and Terra Nova Bermuda, respectively. In addition, the Company continues to pursue its policy of spreading its exposure outside of the United States in areas such as Europe, Japan and Australia. In 1996, based on gross premiums written, approximately 60%, 13%, 12% and 15% of the non-marine property catastrophe reinsurance risks underwritten by the Company were located in the U.S., Japan and the Far East, Europe, and the rest of the world, respectively.

Risk Excess of Loss Reinsurance and Proportional Treaty Reinsurance

     Proportional treaty reinsurance business outside the United States has recently grown due to moderate improvements since 1991 in primary property rates in most developed countries. In 1996, based on gross premiums written, approximately 71% of the non-marine property proportional treaty risks underwritten by the Company were located outside the U.S. The U.K. market is becoming more competitive with rates under pressure, but higher rates are being sought in other Western European countries. In the U.S., a substantial increase in primary rates and conditions is still awaited, but, as more risk excess coverage is purchased in the U.S. compared with other countries, this provided reinsurers such as the Company with flexibility to set rates independently of primary rates. In 1997, based on gross premiums written, approximately 65% of the non-marine property risk excess of loss risks underwritten by the Company were located in the U.S..

Other non-Marine Property Business

     The balance of the non-marine property account consists of a number of minor classes of primary insurance business covering risks such as crop, boiler and machinery insurance and short-term trade credit insurance business. The Company also writes small U.S. "excess and surplus lines" property and automobile physical damage risks largely through limited authorities which authorize selected U.S. insurance brokers to bind certain risks on behalf of the Company, subject to premium income, geographic locations, pricing, policy terms and conditions and other contract restrictions. The Company writes motor business in Australia on a similar basis.

Non-Marine Casualty.

Medical malpractice

     The Company's medical malpractice book of business consists of medical malpractice reinsurance for U.S. medical malpractice carriers, many of which are mutual or reciprocal companies. Since 1990, there has been a deterioration in both primary pricing and reinsurance terms for medical malpractice business, which has led to a reduction of approximately one-half of the Company's gross premiums written in respect of such business and a move toward more hospital business and large groupings of health care providers. Despite the reduction, the Company continues to write accounts that management believes offer attractive rates and deductibles.

Professional Indemnity

     The professional indemnity business is written on an excess of loss basis and includes lawyers' groups, architects and engineers, insurance agents, accountants and some miscellaneous errors and omissions coverages. The majority of the business consists of smaller firms of professionals in these categories.

     In addition, Terra Nova Capital participated on business written by Octavian's syndicate 702 which specializes in UK professional indemnity insurance and directors and officers insurance.

Casualty Clash and Working Layer

     Casualty clash business, involving exposure at levels well in excess of individual underlying policy limits, is critical to the reinsurance programs of major U.S. primary companies and is generally placed in markets not heavily involved in those companies' lower levels of exposure. The Company's book of clash business, which includes a roster of leading U.S. insurers, has experienced little turnover in reinsureds.

     The Company's book of casualty working layer business is predominately U.S. based and comprises a mixture of excess coverages of small primary companies and speciality areas such as excess and surplus lines insurers, risk retention groups and commercial auto casualty business, protecting mainly long-haul truckers. Grossly inadequate primary rates in this class led to substantial losses in the mid-1980s and consequently, a significant market hardening both in primary and reinsurance terms. However, primary rates have been flat for the last five years with the excess layers no longer directly responsive to loss experience in their rating. "Blanket" casualty coverage for larger primary companies is rarely given.

Motor

     The Company through Terra Nova Capital's participation on Octavian's motor syndicate 554 wrote UK motor business. The motor business is written in the U.K. of which 60% is third party fire and theft and 40% comprehensive cover.

Other Non-Marine Casualty Business

     Other non-marine casualty lines of business include excess of loss reinsurance of fidelity and surety business, workers' compensation and a small amount of primary "surplus lines" casualty such as primary contractors and logging property damage business.

Marine & Aviation

     The Company's Marine & Aviation business is written by Terra Nova and by Terra Nova Capital, through its participation on the two Octavian marine syndicates of 329 and 1009 and Octavian's aviation syndicate 959.

Marine Hull

     The risks written within this account are those associated with the world's maritime fleet. Vessels such as oil supertankers, dry cargo ships, cruise liners, tugs and barges are insured. Certain casualty risks such as ship collision incidents are also insured within the portfolio.

     Since the substantial rate and deductible increases in the 1992 and 1993 underwriting years, prices generally stabilized in 1994 and 1995 and fell in 1996. In 1997 management believes that increased competition will lead generally to a further decline in rates. Increased deductibles play an important role in reducing the number of very small claims. In the past, this business was characterized by large volumes of very small claims, arising from very low levels of deductibles which had remained unchanged for a number of years, during which repair costs rose due to inflation and currency fluctuations.

     The Company's marine hull account consists of two distinct components, hull risk and hull treaty business. The hull risk account consists of participations in individual protections for ships of all types in all geographical areas. Examples of the larger type of hull risks would be passenger cruise ships. Hull treaty business, which is not a traditional core business for most London Market marine underwriters, is a Company speciality. As a treaty reinsurer, the Company reinsurers primary underwriters in local markets, such as Japan, which are closed to foreign primary writers. In this manner, the Company is able to access business which would otherwise not be available to it, utilizing local expertise, local market knowledge and local survey and claims skills.

Energy

     The risks in this account relate to rigs and other equipment used in the exploration and development of energy sources such as oil and natural gas. The risks underwritten are located both onshore and offshore. The Company is involved principally with the "upstream" activities of its insureds, such as offshore and onshore drilling rigs, in both property damage and casualty exposures. As with the marine hull account, the energy risk sector of the market underwent a substantial rate, deductible and insuring conditions overhaul as rates increased from 1991 through 1993, although such rate increases levelled off in 1994. In 1995, 1996 and 1997 competition has put pressure on pricing levels in particular for profitable property damage risks, although terms and conditions have remained unchanged.

Marine Cargo

     The marine cargo account is involved in insuring the transportation of all types of commodities, both dry and liquid, imports and exports worldwide, together with associated warehousing risks. The Company also underwrites in this portfolio specie risks comprising, for example, gold, silver and bullion in transit and contained within vaults and fine art. Pricing, terms and conditions, which improved slowly from 1991 through 1994, generally stabilized in 1995, with some reduction in rates in 1996 and expected reductions in 1997.

Marine Casualty

     Within the marine casualty account are such diverse risks as shipowners' liabilities, port authority liabilities, marine terminal operators' liabilities and other casualty risks such as pollution arising from the operations of these activities. Pollution risks are restricted to "sudden and accidental" incidents, generally with specific reporting requirements. Marine casualty rates have remained stable during 1995 and 1996 after increases in rates between 1991 and 1994.

Aviation

     The Company writes aviation business through Terra Nova Capital's participation on Octavian's syndicate 959. The business consists of airline hull, personal accident and liability business written on a worldwide basis.

Life

     The Company ceased writing new life insurance business on March 1, 1996, and the account went into run-off with effect from such date. The life insurance business operation, comprising most of its staff, was transferred to another U.K. insurance company.

Distribution System

     The vast majority of insurance and reinsurance business that is written by participants in the London Market is brought to both Lloyd's and London Market company underwriters by brokers authorized to place business at Lloyd's ("Lloyd's brokers"). London Market companies (but as a general rule not Lloyd's syndicates) may also deal directly with non-Lloyd's brokers and individual ceding companies. Brokers are responsible for providing information necessary to support the underwriting decision, such as details of the risks, claims experience and changes in risks insured. The broker is regarded as the agent of the insured or reinsured in placing the business.

     The Company's writings originate worldwide and are accepted through non-U.S. insurance brokers, principally Lloyd's brokers. By using the broker distribution system, the Company maintains low fixed overhead costs. Brokers charge commissions varying in accordance with the type and in proportion to the volume of business written, thus allowing the Company flexibility to vary its volume and mix of business according to perceived opportunities.

     The following table shows the percentage of gross premiums written by the ten brokers writing the largest amount of gross premiums for the Company for the year ended December 31, 1996.

     Percentage of Gross Premiums Written, (1) by Broker, (2) for year ended December 31, 1996

Broker                                                                Percentage
Carpenter Bowring Ltd.                                                    11.1%
Willis Corroon                                                             9.6
Aon Group                                                                  8.5
Sedgwick Group                                                             6.3
Ballantyne McKean & Sullivan                                               5.4
Jardine Thompson Graham                                                    3.8
R.K. Carvill & Co.                                                         3.0
C.E. Heath & Co.                                                           2.6
Denis M. Clayton & Co.                                                     2.2
Greig Fester Ltd.                                                          1.6

----------
(1)  Based on premiums notified by each broker for the 1996 underwriting year
(2)  Affiliate companies are combined within each brokering group.

Underwriting

General

        Underwriting of new and renewal business is conducted on a risk by risk basis, with consideration given to the general direction of rates and policy terms and conditions of each class of business, the Company's acceptance limits and exposure to accumulation of loss in catastrophe events.

     The mix of business for a given year is derived from both the historical development of the business and analysis by the Company of current pricing and other relevant trends. Underwriters are encouraged to research and develop new areas of business subject to the approval of management.

     The underwriting process includes an assessment of (i) the geographic profile of the business underwritten, (ii) historic loss information for the cedent or insured and (iii) historic loss information for the segment of the industry involved. Judgement as to the quality and integrity of the cedent, insured and/or agent is paramount to the underwriting. Close attention is paid to financial ratings of cedents. Complex risks are usually only written after considerable research often requiring significant actuarial analysis, a full underwriting survey by a qualified surveyor and/or a visit to the client.

Property

     For property catastrophe reinsurance business, the underwriting guidelines limit the aggregate exposure to any one cedent and in defined geographic zones. The Company seeks to reinsure such business at attachment points which produce a relatively low frequency of loss and also spreads its involvement over a range of attachment points. In addition, the Company uses CATMAP(TM), a commercially available software program developed by Applied Insurance Inc., and its own proprietary models to assess pricing adequacy and manage loss exposure on an ongoing basis.

     Where the Company cannot allocate risks specifically to geographic areas, a degree of experience and judgement is applied. Wherever possible, however, aggregate exposure is calculated and recorded on all business judged to have catastrophe exposure.

     Market share data on all multi-state U.S. cedents is recorded and potential exposure in various loss scenarios is calculated. For U.K. exposures, postal code aggregate exposures are requested and "Storm Path" estimated maximum exposures are calculated. Exposure databases and computer-based analytical tools are also used to monitor and control aggregates along with other available data requested of cedents in order to control exposures.

Casualty

     The underwriting policy for non-marine casualty business places emphasis upon well defined exposures, for example, by profession and narrow geographic region-which permit detailed analysis leading to informed pricing decisions. Diversification of exposures is achieved by underwriting individual contracts in varying geographic regions. Additionally, the majority of non-marine casualty business is underwritten on a claims-made basis, under which the Company is liable only for those claims made during the contract period (and generally subject to a limited discovery period). This permits a more timely and accurate assessment of the Company's likely exposure to losses under each contract than is the case under loss occurrence contracts where the insurer is liable for losses occurring during or attributable to the contract period, no matter when reported.

Marine

     Marine hull underwriting involves detailed analysis of the loss record of individual vessels as well of the fleets of which they may form a part. Ownership and management are taken into account and data relating to the classification of the vessel is recorded and analyzed. Marine hull insurance is not catastrophe-exposed to the same extent as fixed, land-based structures, but accumulation potentials are monitored. Marine energy exposures for fixed platforms and land-based structures are maintained and controlled with the aid of computer-based analytical tools. Cargo and specie exposures are monitored against catastrophe scenarios. The Company's marine liability account is geographically diverse and does not have the catastrophe accumulation potential of some other marine classes.

Loss and Loss Adjustment Expense Reserves

General

     The loss and LAE liabilities consist of two components: case reserves and IBNR reserves. Case reserves are estimates of future loss payments with respect to insured events which have been reported to the insurer. These reports may be made formally by the cedent or informally by other means, such as evaluation of claims by attorneys. The Company determines case reserves on a contract by contract basis. The amount reserved is the amount expected to be ultimately paid and is not discounted or otherwise adjusted for the time value of money. IBNR reserves are actuarially determined and reflect (i) the estimated ultimate loss amount which will be paid by the insurer and (ii) an estimate of possible changes in the value of those claims which have already been reported to the insurer. The particular method of setting IBNR reserves depends upon the class of business involved. The specific techniques involve the use of projections and models based on the Company's or the relevant market's experience and exposure. IBNR reserves reflect a margin for the uncertainty involved as determined by sensitivity tests. While management believes that the Company's reserves for losses and LAE are adequate, there can be no assurances that the Company's ultimate losses and LAE will not deviate, perhaps substantially, from the estimates reflected in its financial statements. If the Company's reserves should prove to be inadequate, the Company will be required to increase reserves, which could have a material adverse effect on the Company's financial condition.

     In accordance with the procedures provided in the above paragraph, the Company's reserving approach is to maintain an adequate level of undiscounted reserves. The Company does not discount its reserves to account for the time value of money, nor does it explicitly include an inflation adjustment, as the methodologies employed reflect past information.

By line of Business

     The following table breaks down the Company's reserve balances relating to continuing operations by line of business. The reserve results include loss reserves and allocated LAE reserves.


                   Breakdown of Reserve Balances Relating to
         Continuing Operations by Line of Business at December 31, 1996
                              (dollars in millions)

                                                                       Reinsurance
                                          Gross Reserves              Recoverables               Net Reserves
                                     -------------------------- -------------------------- -------------------------
                                         Case         IBNR          Case         IBNR         Case         IBNR            Total
Non-Marine property                          68.4         44.3           4.0          2.8         64.4         41.5        105.9
Non-Marine casualty                         215.5        308.2          43.5         19.5        172.0        288.7        460.7
Marine                                      278.7        146.2         153.3         31.0        125.4        115.2        240.6
Life                                            -          0.7             -            -            -          0.7          0.7
Unallocated LAE                                 -         16.1             -            -            -         16.1         16.1

                                     ============================================================================================
       Total                               $562.6       $515.5        $200.8        $53.3       $361.8       $462.2       $824.0
                                     ============================================================================================

     The following table shows the development of net reserves for losses and LAE for the calendar years 1986 to 1996 for all lines of business, except the Company's aviation business in run-off. The first line of the table presents the net liabilities, including IBNR, as recorded in the Company's balance sheet in respect of the indicated year and all unpaid losses for prior years. The upper portion of the table shows the re-estimation of the liability at the end of each of the succeeding years. The conditions that have given rise to the deficiencies are referred to below and may not be indicative of future developments.

     The re-estimated liabilities are increased or decreased as more information becomes available about the severity and frequency of claims for individual years. An adjustment to the carrying value of unpaid claims for a prior year will also be reflected in the adjustments for subsequent years. For example, an adjustment in 1990 in respect of 1985 loss reserves will be reflected in the re-estimation of reserves for the years 1985 through 1989.

     A surplus (or deficiency) arises when the re-estimation of reserves at the end of the year is less (or greater) than its estimation at the preceding year-end, and would be reflected in the income statement of that year. The cumulative deficiency is the difference between the re-estimation of reserves as at the end of 1996 and the original estimation as shown on the top line of the table.

        The lower portion of the table shows the cumulative amounts paid as of the end of each successive year for such claims.

                  Analysis of Net Loss and LAE Reserve Develop
                              (dollars in millions)

                                                             Year Ended December 31,
                                           -----------------------------------------------------
                                           1986        1987        1988        1989       1990
  Reserves for unpaid losses
    and LAE at December 31                $437.5      $527.0      $585.6      $637.1      $693.9
  Reserves re-estimated (1) as of:
       One year later                      439.6       530.6       607.4       655.0       719.3
       Two years later                     445.6       537.6       622.7       671.1       736.5
       Three years later                   456.6       545.6       628.2       691.2       743.8
       Four years later                    469.4       551.8       640.3       681.2       738.1
       Five years later                    476.9       555.4       626.6       663.6       755.5
       Six years later                     477.4       547.9       607.5       674.1       756.5
       Seven years later                   475.6       537.9       617.5       674.0
       Eight years later                   471.3       547.0       617.5
       Nine years later                    479.9       547.9
       Ten years later                     480.7
  Cumulative redundancy (deficiency)       (43.2)      (20.9)      (31.9)      (36.9)      (62.6)
    as a percentage of unpaid
    losses and LAE                         (9.87%)     (3.96%)     (5.45%)     (5.80%)     (9.02%)
  Paid (cumulative) as of:
       One year later                     $ 70.1      $ 83.7      $ 91.4      $ 94.2      $115.3
       Two years later                     121.5       133.5       158.9       174.6       201.3
       Three years later                   166.0       155.0       200.4       190.1       274.3
       Four years later                    191.1       192.8       222.7       242.2       341.0
       Five years later                    221.0       207.5       276.3       293.0       395.8
       Six years later                     243.3       233.6       312.6       330.2       407.8
       Seven years later                   266.9       254.6       338.3       336.6
       Eight years later                   282.3       278.6       354.1
       Nine years later                    301.4       296.4
       Ten years later                     314.9

                                                                Year Ended December 31,
                                          ------------------------------------------------------------------
                                          1991        1992        1993        1994        1995        1996
   Reserves and unpaid losses
    and LAE at December 31                $724.9      $784.5      $775.6      $847.3      $814.2      $824.0
  Reserves re-estimated (1) as of:
       One year later                      761.0       806.9       802.5       850.1       811.6
       Two years later                     773.7       821.5       810.5       850.1
       Three years later                   780.5       829.0       810.7
       Four years later                    792.4       829.8
       Five years later                    793.5
       Six years later
       Seven years later
       Eight years later
       Nine years later
       Ten years later
   Cumulative redundancy (deficiency)      (68.6)      (45.3)      (35.1)       (2.8)        2.6
    losses and LAE                         (9.46%)     (5.77%)     (4.53%)     (0.33%)      0.32%
       One year later                     $119.3      $143.8      $151.8      $168.8       123.4
       Two years later                     228.2       268.3       259.0       253.6
       Three years later                   316.1       350.8       311.8
       Four years later                    379.9       383.8
       Five years later                    402.5
       Six years later
       Seven years later
       Eight years later
       Nine years later
       Ten years later



(1) "Reserves re-estimated" includes losses actually paid in current and prior years

     The adverse development shown in the 1986 year is primarily the result of asbestos-related and environmental pollution losses in the non-marine account. The deterioration since 1987 is primarily the result of LMX Spiral losses in the marine account.

The following table represents an analysis of gross loss and LAE reserve development for the years indicated.

               Analysis of Gross Loss and LAE Reserve Development
                              (dollars in millions)

                                                                                                 Year Ended December 31,
                                                                               ---------------------------------------------------
                                                                                   1993            1994          1995         1996
Gross reserves for unpaid losses and LAE                                       $1,238.8        $1,223.8      $1,168.7     $1,078.1
Reinsurance recoveries on unpaid losses and LAE                                   463.2           376.5         354.5        254.1
Gross reserves re-estimated (1) as of:
     One year later                                                             1,332.8         1,310.2       1,174.8
     Two years later                                                            1,428.9         1,315.2
     Three years later                                                          1,428.0
Reinsurance recoveries on unpaid losses and LAE re-estimated (2) as of:
     One year later                                                               530.3           460.1         363.2
     Two years later                                                              618.4           465.1
     Three years later                                                            617.3
Gross cumulative deficiency                                                      (189.2)(3)       (91.4)         (6.1)
   as expressed as a percentage of unpaid losses and LAE                         (15.27%)         (7.47%)       (0.52%)
Paid (cumulative) as of:
     One year later                                                               303.9           288.4         229.7
     Two years later                                                              517.9           479.8
     Three years later                                                            679.3

(1) "Gross reserves re-estimated" includes losses actually paid in current and prior years.
(2) "Reinsurance recoveries on unpaid losses and LAE re-estimated" includes reinsurance recoveries actually received in current and prior years.
(3) Substantially offset by the increase in reinsurance recoveries of $154.1 million.

The following table represents a reconciliation of reserve balances for the years indicated.

                       Reconciliation of Reserve Balances
                              (dollars in millions)

                                                                                        Year Ended December 31,
                                                                               ----------------------------------------
                                                                                  1996          1995          1994
Reserves for unpaid losses and loss adjustment expenses, gross of
    reinsurance, at the beginning of the year                                     $1,168.7      $1,223.8      $1,238.8
Less reinsurance recoverables                                                       (354.5)       (376.5)       (463.2)
                                                                               ------------  ------------  ------------
Net balance at beginning of the year                                                 814.2         847.3         775.6
                                                                               ------------  ------------  ------------
Incurred related to:
          Current year                                                               180.9         175.9         164.8
          Prior years                                                                 (2.6)          3.2          26.9
                                                                               ------------  ------------  ------------
Total incurred                                                                       178.3         179.1         191.7
                                                                               ------------  ------------  ------------
Paid related to:
          Current year                                                               (50.3)        (43.8)        (44.7)
          Prior years                                                               (123.4)       (169.8)       (151.7)
                                                                               ------------  ------------  ------------
Total paid                                                                          (173.7)       (213.6)       (196.4)
Foreign exchange adjustment                                                            5.2           1.4           9.1
                                                                               ------------  ------------  ------------
Net balance at end of year                                                           824.0         814.2         780.0
Net reserves from UCM Acquisition                                                        -             -          67.3
                                                                               ------------  ------------  ------------
Net reserves at end of year                                                          824.0         814.2         847.3
Plus reinsurance recoverables:
          The Company                                                                254.1         354.5         357.7
          Reinsurance recoverables related to net reserves from UCM
                acquisition                                                              -             -          18.8
                                                                               ------------  ------------  ------------
Reinsurance recoverable by the Company                                               254.1         354.5         376.5
Reserves for unpaid losses and loss adjustment expenses, gross
    of reinsurance at the end of the year                                         $1,078.1      $1,168.7      $1,223.8
                                                                               ============  ============  ============


     Incurred claims relating to prior years are offset by decreases to prior year net written and earned premiums less related acquisition costs of $3.6 million and $6.4 million for 1996 and 1995 respectively. However, in 1994 the Company experienced increases to prior years written and earned premiums less related acquisition cost of $20.1 million. When these revisions to prior year written and earned premiums are taken into account, the Company experienced net prior year deteriorations of $1.0 million, $9.6 million and $6.8 million for 1996, 1995 and 1994, respectively.

     The Company believes that its reserves at December 31, 1996 are adequate. The establishment of reserves, however, is an inherently subjective process, and there can be no assurance that currently established reserves will prove adequate in light of actual experience. Accordingly, it would not be appropriate to extrapolate future deficiencies or redundancies based on the results set forth above.

     Non-Marine Property Reserves. Several statistical methods are used to estimate the ultimate loss position and to determine loss reserves for the non-marine property account. The Company also compares results based on separate large loss and attritional claim development. An analysis is completed for each underwriting category and, within the categories, for each major territory.

     Non-Marine Casualty Reserves. For the non-marine casualty account, which includes a significant amount of "long-tail" exposures, reserves are established using what management believes are prudent initial loss ratio assumptions. Within the overall non-marine casualty reserving methodology, significant risks such as major medical malpractice policies and other large policies which may have unusual or adverse loss emergence patterns are individually monitored and separately reserved. The reserves established for long-tail asbestos-related and environmental pollution claims are reviewed quarterly based on emerging loss reports.

     Marine Reserves. The impact of LMX Spiral losses dominates the process of establishing reserves on the marine account for underwriting years prior to 1992. A substantial proportion of the gross total claim amount for these years is composed of a small number of especially large losses which are heavily reinsured. Each of these losses is analyzed separately within the overall methodology. As loss development has matured in the past few years, and as reinsurers have achieved a better understanding of reserving issues, the inherent uncertainty in estimating the ultimate position has been reduced considerably.

     In other areas of the marine account, and for recent underwriting years, traditional actuarial techniques are used for each class. These techniques include the establishment of initial loss ratio assumptions in respect of the most recent underwriting years. In addition, exceptional and unusual claims are analyzed separately as part of the Company's reserving procedures.

     Asbestos-Related and Environmental Pollution Reserves. Prior to 1974, the Company had very little exposure to casualty business. Since the mid-1980s, the Company's casualty business has been increasingly written on a claims-made basis with the majority written on such a basis since 1986. From the Company's inception through 1996, payments made by the Company for asbestos-related and environmental pollution claims arising from business written by it totalled approximately $23.2 million.

     Included in the liability for loss reserves at December 31, 1996 are $92.3 million (net of recoverables from reinsurers) of loss reserves pertaining to asbestos-related and environmental pollution claims. Included in these reserves are reserves for IBNR and reserves for LAE, which include litigation expenses. The Company continues to be advised of claims asserting injuries from hazardous materials and alleged damages to cover various clean-up costs relating to policies written in prior years. Coverage and claim settlement issues, such as the determination that coverage exists and the definition of an occurrence, may cause the actual loss development to exhibit more variation than the remainder of the Company's book of business. Traditional reserving techniques cannot be used to estimate asbestos-related and environmental pollution claims, and accordingly, the uncertainty in respect of the ultimate cost of these types of claims is greater than the uncertainty relating to standard lines of business. The Company believes it has made reasonable provision for claims, although the ultimate liability may be more or less than held reserves. The Company believes that future losses associated with these claims will not have a material adverse effect on its financial position, although there is no assurance that such losses will not materially affect the Company's results of operations for any period.

     The following table presents selected data on asbestos-related and environmental pollution losses and LAE incurred and reserves outstanding, net of amounts recoverable from reinsurers.

        Asbestos-Related Losses and LAE Incurred and Reserves Outstanding
                              (dollars in millions)

                                                                                                     Year Ended December 31,
                                                                                      ---------------------------------------------

                                                                                               1996            1995            1994

Incurred losses (net of reinsurance)                                                          $(3.4)           $5.7           $(2.6)

Incurred LAE                                                                                    3.5             2.3            (1.1)

                                                                                       -------------   -------------   -------------

Incurred losses and LAE (net of reinsurance)                                                   $0.1            $8.0           $(3.7)

                                                                                       =============   =============   =============

Net paid losses and LAE (net of reinsurance)                                                   $1.7            $0.9            $2.3
                                                                                       =============   =============   =============

Reclassification of reserves previously identified as non Asbestos related losses             $12.1 (1)           -               -

Losses and LAE case reserves (net of reinsurance)                                             $26.2           $20.3           $14.5
Losses and LAE IBNR reserves (net of reinsurance)                                              32.2            27.6            26.3
                                                                                       -------------   -------------   -------------

Total reserves (net of reinsurance)                                                           $58.4           $47.9           $40.8
                                                                                       =============   =============   =============


(1) The reclassification of reserves previously identified as non Asbestos related losses relates to risks specific to one cedent. The reserves established in respect of these risks had previously been treated as non asbestos related losses due to no information regarding the type of these losses being available.

    Environmental Pollution Losses and LAE Incurred and Reserves Outstanding
                              (dollars in millions)

                                                                                           Year Ended December 31,
                                                                               ------------------------------------------------
                                                                                  1996          1995          1994
Incurred losses (net of reinsurance)                                                 $(1.4)         $1.2          $3.0
Incurred LAE                                                                          (0.1)          0.5           0.9
                                                                               ------------  ------------  ------------
Incurred losses and LAE (net of reinsurance)                                         $(1.5)         $1.7          $3.9
                                                                               ============  ============  ============
Net paid losses and LAE (net of reinsurance)                                          $3.0          $0.9          $0.9
                                                                               ============  ============  ============
Losses and LAE case reserves (net of reinsurance)                                     $9.9          $9.8         $12.8
Losses and LAE IBNR reserves (net of reinsurance)                                     24.0          28.6          24.8
                                                                               ------------  ------------  ------------
Total reserves (net of reinsurance)                                                  $33.9         $38.4         $37.6
                                                                               ------------  ------------  ------------
    The reinsurance recoverables netted against the loss reserves for each of the years 1996, 1995 and 1994 are as follows:

                                                                                       Year Ended December 31,
                                                                               ----------------------------------------
                                                                                  1996              1995          1994
Reserves (gross of reinsurance)                                                     $111.9        $100.0         $89.6
Reinsurance recoverables                                                              19.6          13.7          11.2
                                                                               ------------  ------------  ------------
Reserves (net of reinsurance)                                                        $92.3         $86.3         $78.4
                                                                               ============  ============  ============
  The litigation expenses included in the loss reserves for each of the years 1996, 1995 and 1994 are as follows:

                                                                                       Year Ended December 31,
                                                                               ----------------------------------------
                                                                                  1996              1995          1994
Total reserves                                                                       $92.3         $86.3         $78.4
Litigation expenses included                                                          24.8          23.3          21.0


Risk Management and Reinsurance Protection

     In accordance with the general practice of insurance and reinsurance companies and in the ordinary course of its business, the Company reinsures a portion of the risks it underwrites. Although reinsurance does not discharge the insurer from its liability to its policyholder, it is general practice of insurers to regard the reinsured portion of the risks as the liability of the reinsuring company.

     The Company purchases reinsurance primarily to manage exposures in its insurance and reinsurance business. Reinsurance serves to reduce where necessary the exposure to any one policy or physical risk, or to a catastrophic accumulation of loss in one event, to a level judged to be commensurate with the Company's financial resources, and to allow for large or "shock" losses to be managed over time. Reinsurance is not used as a device to pass on business that is unsatisfactorily rated, or to "arbitrage" an original underwriting judgement. Each decision by the Company to purchase reinsurance coverage, and the amounts, types and attachment points of coverage purchased, is the result of careful evaluation by the Company of the costs and benefits involved in light of the size of the Company's aggregate exposures and the business outlook in the applicable line, among other factors.

     Reinsurance placement standards are maintained by the Company's security committee, which until 1996 used a rating system developed by the Company's financial staff. Information on historical financial performance, current solvency and business practices likely to impact future solvency is assembled from a variety of sources, with special attention given to new and small companies. The current system is based upon recognized rating agency reports. During the years 1991 to 1996, the Company collected a total of $2.4 billion in payments from reinsurers and had collection failures of $41 million, or 1.7% of total recoveries.

     Additionally, the reinsurance component of the Company's total gross exposure is regularly reviewed for issues relating to collectability, including solvency and credit disputes. As needed, the Company establishes a bad debt reserve for reinsurance recoverables that are in doubt. At December 31, 1996, this reserve stood at $29.1 million or 8.9% of total reinsurance recoverables.

     The Company's recoverables from its reinsurers are composed of (i) amounts recoverable in respect of paid and outstanding claims and (ii) amounts recoverable related to IBNR. The following table sets forth net reinsurance recoverable from continuing operations from December 31, 1994 to December 31, 1996.

                    Aggregate of Net Reinsurance Recoverables
                              (dollars in millions)

                                              At                               At                               At
                                         December 31,                     December 31,                     December 31,
                                            1996            Movement          1995         Movement            1994
Paid claims                                  $55.3            $6.9           $48.4          $(18.9)            $67.3
Notified outstanding claims                  209.9           (31.3)          241.2           (25.9)            267.1
IBNR                                          61.8           (71.5)          133.3             4.1             129.2
Bad Debt provision                           (29.1)            1.1           (30.2)           (1.1)            (29.1)
                                      =============    ============    ============    ============    ==============
     Total                                  $297.9          $(94.8)         $392.7          $(41.8)           $434.5
                                      =============    ============    ============    ============    ==============

     The following table sets forth the Company's net reinsurance recoverables on its continuing operations (excluding marine LMX) and on its marine LMX business, which is no longer written. For marine LMX business, reinsurance recoverables have decreased by 24%, to $164.9 million in 1996 from $217.1 million in 1995, and by 20%, to $217.1 million in 1995 from $271.8 million in 1994.

                    Analysis of Net Reinsurance Recoverables
                              (dollars in millions)

                                                            At December 31,
                                              --------------------------------------------
                                                 1996            1995            1994
Reinsurance recoverable:
      Continuing operations                        $133.0          $175.6          $162.7
      Marine LMX business                           164.9           217.1           271.8
                                              ============    ============    ============
             Total                                 $297.9          $392.7          $434.5
                                              ============    ============    ============

     At December 31, 1996, syndicates at Lloyd's were the Company's principal reinsurers, with reinsurance recoverables on notified outstanding claims and IBNR from continuing business of approximately $96.8 million. The balance of the Company's exposure on reinsurance recoverables on notified outstanding claims and IBNR from continuing business was spread over approximately 750 companies with the maximum due from any one company (Zurich Insurance Company, A.M. Best Company ("A.M. Best") "A+" rated) being approximately $8.9 million, representing 3.5% of the Company's $254.1 million of reinsurance recoverables on notified outstanding claims and IBNR from continuing business at December 31, 1996.

                      Ten Largest Providers of Reinsurance
                         for the 1996 Underwriting Year

                                                A.M. Best         Premium
Reinsurer                                       Rating (1)        Ceded (2)
National Indemnity Co.                              A++              15.3%
Lloyd's syndicates                                  N/A               9.7
Continental Re (3)                                  A-                9.0
Cologne Re Co. (Dublin) Ltd.                        (4)               5.0
Munich Re                                           A+                4.5
Renaissance Re                                       A                3.8
European General Reinsurance Co. Ltd.               (5)               3.5
Eagle Star Re                                       (6)               2.9
Cornhill Insurance plc                              (7)               2.5
Copenhagen Re                                       (8)               2.1

(1) A rating from A.M. Best reflects the opinion of A.M. Best as to an insurer's financial strength, operating performance and ability to meet its obligations to policyholders. For definitions of A.M. Best's ratings, see "Glossary of Rating Scales".
(2)  Premium ceded for the 1996 underwriting year.
(3) Continental Re is a wholly-owned Subsidiary of CNA Insurance Companies, which is rated "A+" by S&P.
(4) Cologne Re Co. (Dublin) Ltd. is a wholly owned subsidiary of Cologne Re., Germany, which is rated "AAA" by S&P.
(5) European General Reinsurance Co. is a subsidiary of Swiss Re, Switzerland, which is rated "AAA" by S&P.
(6) Eagle Star Reinsurance Co. Ltd. is a wholly owned subsidiary of Eagle Star Insurance Co. Ltd. The company's insurance liabilities are guaranteed by the parent which has an S&P rating of "A".
(7)  Cornhill Insurance plc is rated "A" by S&P.
(8)  Copenhagen Re is rated "A" by S&P.

Investment Portfolio

     The Company's investment objectives are to optimize current income and total return on its investments consistent with high quality, safety, diversification and tax and regulatory considerations and to maintain sufficient liquidity to enable it to meet its obligations on a timely basis.

     An in-house team of six people, headed by the Director of Investments and the Director of Fixed Interest Investment, is responsible for Terra Nova's investment management. The Senior Vice President - Administration of Terra Nova (Bermuda) is responsible for the investment management of Terra Nova (Bermuda).

     The Company operates in several jurisdictions and must comply with local insurance regulations which prescribe the type and amount of investments permissible. In addition, Terra Nova's investment policy is implemented in accordance with U.K. regulations, which regulations govern the admissibility and valuation of individual investments within its portfolio for solvency calculation purposes, and conformity with Terra Nova's Notice of Requirements. Terra Nova (Bermuda)'s investments are made in accordance with Bermuda regulations, which regulations govern the admissibility of individual assets for solvency margin and liquidity ratio calculation purposes. Certain assets are held in Canada and the U.S. in accordance with applicable local regulations. Such assets are currently required to be denominated in local currency and invested in domestic securities. Terra Nova Capital's investments are made in accordance with Lloyd's regulations.

     The Company has specific investment policy guidelines with respect to both its "technical funds" and its "capital funds" for its insurance business. The "technical funds" support claims reserves; the "capital funds" represent shareholders' funds, including solvency margins.

     The Company's "technical funds" are invested in readily marketable high grade fixed interest securities and cash. The objectives of the investment strategy for "technical funds" are to: (i) maintain diversified fixed income portfolios in order to optimize investment income without undue risk; (ii) manage portfolio maturities; and (iii) maintain sufficient liquidity to meet its obligations on a timely basis.

     The Company's investment strategy with respect to "capital funds" is to optimize total return after all taxes including, where applicable, withholding tax and U.K. corporation tax. The objective is to provide for long-term growth in market value through investment in a diversified portfolio which includes listed common stocks but which is also geared to maintaining satisfactory levels of current income.

     The Company does not invest in real estate, mortgages or high yield fixed income securities. Nor does the Company participate in the derivatives markets for trading or speculative purposes although such instruments may be used to a limited extent to hedge against fluctuations in interest rates, foreign exchange or equity security risk.

     The market value of the Company's investments varies depending upon economic and market conditions. Absent other factors, the market values of fixed maturity securities are likely to decline as interest rates rise and are likely to increase as interest rates fall.

     The Company's policy is to match the duration of its assets with its insurance liabilities and to manage the foreign currency exposure by matching technical liabilities against assets of the same currency as far as is considered practical. Approximately 83% of the investment portfolio of the Company is maintained in U.S. dollars.

The following table shows a breakdown of the Company's investment portfolio by type of security:

                         Breakdown by Type of Security
                              (dollars in millions)

                                                                                              At December 31,
                                                                      --------------------------------------------------------------

                                                                               1996                  1995                  1994
                                                                      ------------------   -------------------    ------------------

                                                                      Carrying      % of   Carrying       % of    Carrying     % of
                                                                        Amount     Total      Amount     Total      Amount    Total

Fixed maturities
          U.S. Government and agencies                              $    421.7      32.6%   $  389.2      33.3%   $  287.8     27.2%
          Foreign governments and supranationals                         508.0      39.4       453.4      38.8       238.0     22.5
          Foreign regional government                                     20.3       1.6        20.5       1.7        42.1      4.0
          Corporate                                                       89.9       7.0        69.8       6.0       117.2     11.1
          Asset backed securities (1)                                     65.4       5.1        55.8       4.8        66.9      6.3
          Mortgage backed securities (2)                                  14.2       1.1        10.2       0.9        11.1      1.0
          Redeemable preferred stocks                                       --        --          --        --         0.9      0.1
                                                                      --------     -----    --------     -----     -------    -----
          Total fixed maturities                                       1,119.5      86.8       998.9      85.5       764.0     72.2
                                                                      --------     -----    --------     -----     -------    -----
  Common stocks                                                          120.4       9.3        80.4       6.9        52.2      4.9
  Cash and cash equivalents                                               50.6       3.9        88.7       7.6       242.2     22.9
                                                                      --------     -----    --------     -----     -------    -----
       Total fixed maturities, common
           stocks and cash                                            $1,290.5     100.0%   $1,168.0     100.0%   $1,058.4    100.0%

                                                                      ========     =====    ========     =====     =======    =====

(1) As at December 31, 1996, 100% of the asset backed securities were rated "AAA" by S&P or Moody's.
(2) As at December 31, 1996, 100% of the mortgage backed securities are issued or guaranteed by U.S. or Canadian federal agencies or government sponsored enterprises.

        The following tables breakdown the Company's portfolio of fixed maturity securities by credit quality and maturity:

            Breakdown of Fixed Maturity Securities by Credit Quality
                              (dollars in millions)

                                                                       At December 31,
                                    -----------------------------------------------------------------------------------------------
                                       1996                            1995                           1994
                                    ----------------------------    ----------------------------   --------------------------------
                                       Carrying           % of          Carrying          % of         Carrying          % of
                                         Amount           Total          Amount           Total         Amount           Total
Type of rating of investments(1)
U.S. Government and agencies             $421.7            37.7%         $389.2            39.0%        $287.8            37.7%
U.K. Government and agencies               39.3             3.5            55.8             5.6           69.1             9.0
AAA                                       417.2            37.3           264.8            26.5          212.2            27.8
AA                                        166.2            14.8           188.6            18.9          128.2            16.8
A                                          27.8             2.5            40.3             4.0           19.4             2.5
                                    ------------    ------------    ------------    ------------   ------------    ------------
   Total A or higher                    1,072.2            95.8           938.7            94.0          716.7            93.8
Not rated (2)                              47.3             4.2            60.2             6.0           47.3             6.2
                                    ============    ============    ============    ============   ============    ============
   Total                               $1,119.5           100.0%         $998.9           100.0%        $764.0           100.0%
                                    ============    ============    ============    ============   ============    ============

(1) The ratings set forth above are assigned to the securities by S&P, except for securities which have not been assigned a rating by S&P, in which case the ratings assigned by Moody's were used.
(2) All of the securities not rated at December 31, 1996 by S&P or Moody's are issued by state or provincial governments located in countries other than the U.S. or the U.K., and are believed by management to be at least the equivalent in quality of "AA" rated investments.

                              Breakdown by Maturity
                              (dollars in millions)

                                                                           At December 31,
                                      ------------------------------------------------------------------------------------------
                                          1996                          1995                         1994
                                      ---------------------------   ---------------------------   ---------------------------
                                        Carrying        % of          Carrying        % of         Carrying         % of
Maturity                                 Amount         Total          Amount         Total         Amount          Total
1 year or less                               $75.4           6.7%          $84.1           8.4%         $57.6            7.5%
Over 1 year up to 5 years                    533.7          47.7           450.7          45.1          442.2           57.9
Over 5 years up to 10 years                  457.4          40.9           410.4          41.1          244.5           32.0
Over 10 years                                 53.0           4.7            53.7           5.4           19.7            2.6
                                      =============  ============   =============  ============   ============   ============
   Total                                  $1,119.5         100.0%         $998.9         100.0%        $764.0          100.0%
                                      =============  ============   =============  ============   ============   ============
Weighted average life(1)                             5.8 years                     5.9 years                    5.1 years

 (1) Weighted average life is calculated by reference to contractual maturities.

     The following table breaks down the Company's portfolio by currency:

                             Breakdown by Currency
                             (dollars in millions)

                                                          At December 31,
                        ----------------------------------------------------------------------------------------
                           1996                          1995                         1994
                        ---------------------------  ---------------------------  ---------------------------
                         Carrying         % of         Carrying        % of         Carrying        % of
                          Amount         Total          Amount        Total          Amount        Total
U.S. Dollar                $1,069.0           82.8 %       $951.1          81.4 %       $872.1          82.3 %
British Pound                 113.6            8.8          114.6           9.8          105.5          10.0
Canadian Dollar                47.9            3.7           39.7           3.4           28.2           2.7
German Mark                    14.6            1.1           17.3           1.5           12.7           1.2
Other                          45.4            3.6           45.3           3.9           39.9           3.8

                        ============  =============  ============= =============  ============= =============
Total                      $1,290.5          100.0 %     $1,168.0         100.0 %     $1,058.4         100.0 %
                        ============  =============  ============= =============  ============= =============

     At December 31, 1996, 72% of the investments of the Company supported the Company's loss reserves and 28% supported the Company's capital. As of such date, 66% of the investments of the Company were investments of Terra Nova.

     The following table shows in summary form recent investment portfolio results:

                        Summary of Investment Statistics
                              (dollars in millions)

                                                                           Year Ended December 31,
                                                                 --------------------------------------------
                                                                        1996           1995             1994
Average invested assets (1)                                         $1,245.6       $1,113.2           $897.8(2)
Net investment income (3)                                               78.1           74.5             51.6
Net effective yield (4)                                                  6.3%           6.7%             5.7%
Realized investment gains                                              $11.8           $9.4            $13.9
Total effective return (5)                                               7.2%           7.5%             7.3%

(1) Average of beginning and ending amounts of cash and investments for the period at carrying value. The average invested assets have been adjusted to exclude the effects of the Offering and the UCM Acquisition in 1996 and 1994, respectively.
(2)  Average invested assets include only Terra Nova's assets.
(3) Investment income after investment expenses, excluding realized investment gains.
(4) Net investment income for the period divided by average invested assets for the same period, expressed on an annualized basis.
(5)  Includes realized investment gains.

Competition

     The property and casualty insurance and reinsurance industry is highly competitive. The Company competes for its business in the United States and internationally with other Lloyd's syndicates, other London Market companies, other domestic Bermuda reinsurers, domestic United States insurers and reinsurers and other international insurers and reinsurers, many of whom are larger and have greater financial resources than the Company. Additionally, other well-capitalized insurers and reinsurers could start writing, or increase their writing of, the classes of business in which the Company is primarily engaged.

     Competition in the classes of business which the Company writes is based on many factors, including the perceived overall financial strength of the insurer or reinsurer, claims paying ability rating, premiums charged and other terms and conditions, services provided, reputation and perceived technical ability and experience of staff. Management of the Company believes that its principal competitive strengths are its management and operational flexibility, its expertise in risk assessment and underwriting skills and its relationships with Lloyd's brokers, other leading brokers and reinsurance intermediaries.

Ratings

     The Company at March 14, 1997 carried A-, A- and A claims paying ability rating by S&P, A.M. Best and Duff & Phelps, respectively. S&P and Duff & Phelps ratings range from a high "AAA" to a low "CCC", while A.M. Best ratings range from a high "A++" to a low "C-". At March 10, 1997 the rating of the Company's long term senior debt was BBB-, Baa3 and BBB at S&P, Moody's and Duff & Phelps, respectively.

     Claims paying ability ratings are based upon a review of publicly available information and communications between rating agency analysts and the insurance company's management. Such ratings are the opinion of the rating agency giving the rating and are not directed toward the protection of investors.

Aviation Business in Run-Off

     In February 1992, having sustained major losses in the aviation business in the 1989, 1991 and 1992 underwriting years and believing that premium income was inadequate to cover the likely levels of claims arising for the foreseeable future, Terra Nova withdrew from the aviation primary and reinsurance market. Historically, Terra Nova had recorded strong profitability from writing aviation on predominately an excess of loss reinsurance basis.

     The cessation of aviation underwriting has been treated as a discontinued operation in the financial statements of Terra Nova, the Company's predecessor. Under this approach, the estimated cost relating to other overhead deemed necessary to complete the run-off of the aviation business was treated as a one-time charge ($2.1 million in 1992) and set up as a separate provision in Terra Nova's GAAP financial statements.

     As a result of the Terra Nova Acquisition, charges or credits resulting from changes in estimates after December 31, 1994 are reflected in continuing operations of the Company. The run-off of aviation business is managed by a separate claims staff with analytical support from the actuarial and finance departments and management supervision by the technical department. This separate group of claims personnel has a significant amount of experience with the Company's aviation business.

     The following table shows the development of net reserves for losses and LAE for the calendar years 1986 to 1996 for the aviation business in run-off:

            Analysis of Aviation Net Loss and LAE Reserve Development
                              (dollars in millions)

                                                         Year Ended December 31,
                                        --------------------------------------------------------
                                        1986     1987     1988       1989      1990       1991
Reserves for unpaid losses
  and LAE                               $24.1    $29.9    $36.1      $31.7     $47.5      $60.9
Reserves re-estimated (1) as of:
     One year later                      22.7     30.9     33.5       35.0      36.6      108.2
     Two years later                     23.5     29.5     34.4       22.8      71.3      108.6
     Three years later                   24.6     29.1     23.9       69.5      67.7      117.1
     Four years later                    25.0     23.1     28.1       70.4      77.0      122.1
     Five years later                    19.8     23.8     26.3       78.8      86.6      122.9
     Six years later                     24.6     23.3     35.2       71.3      86.6
     Seven years later                   23.5     22.2     48.5       70.6
     Eight years later                   22.2     24.4     46.8
     Nine years later                    21.4     24.5
     Ten years later                     21.5

Cumulative redundancy (deficiency)        2.6      5.5    (10.6)     (38.9)    (39.1)     (62.0)
  as a percentage of unpaid
  losses and LAE                        10.97%   18.25%  (29.41%)  (122.50%)  (82.44%)  (101.77%)
Paid (cumulative) as of:
     One year later                      $2.6     $2.9     $0.8      $(6.9)   $(22.1)     $18.6
     Two years later                      4.7      8.2      1.9      (16.8)     (6.8)      20.9
     Three years later                    7.7      8.4     (2.6)     (11.2)      9.6       19.4
     Four years later                     7.2      8.4     (4.8)       4.1       8.2       35.2
     Five years later                     9.0      9.2     (9.6)       2.5      24.5       68.2
     Six years later                      9.0      9.3    (16.3)      17.1      57.4
     Seven years later                    8.7      9.2     (0.7)      48.1
     Eight years later                    8.6     11.3     10.5
     Nine years later                     8.8     12.1
     Ten years later                      9.1

                                                              Year Ended December 31,
                                              ------------------------------------------------------
                                             1992        1993       1994          1995         1996
Reserves for unpaid losses
  and LAE                                    $97.9      $82.3       $90.6        $79.4        $48.6
Reserves re-estimated (1) as of:
     One year later                           98.1       90.6        95.1         80.2
     Two years later                         106.4       95.2        95.9
     Three years later                       111.0       95.9
     Four years later                        111.7
     Five years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later
Cumulative redundancy (deficiency)           (13.9)     (13.6)       (5.3)        (0.8)(2)
  as a percentage of unpaid
  losses and LAE                            (14.15%)   (16.57%)     (5.84%)      (0.96%)
Paid (cumulative) as of:
     One year later                          $13.0      $(1.0)      $15.0        $32.0
     Two years later                          11.9       13.8        47.1
     Three years later                        26.0       45.6
     Four years later                         57.9
     Five years later
     Six years later
     Seven years later
     Eight years later
     Nine years later
     Ten years later

(1) "Reserves re-estimated" includes losses actually paid in current and prior years.
(2) The $0.8 million deterioration on prior year losses was offset by revisions to prior year premiums written of $1.5 million.

     The following table represents an analysis of gross loss and LAE reserve development for the years indicated for the aviation business in run-off:

           Analysis of Aviation Gross Loss and LAE Reserve Development
                              (dollars in millions)

                                                                                              Year Ended December 31,
                                                                                ---------------------------------------------------
                                                                                  1993           1994           1995          1996
Gross reserves for unpaid losses and LAE                                         $315.1         $318.7         $164.9        $139.7
Reinsurance recoveries on unpaid losses and LAE                                   232.8          228.1           85.5          91.1
Gross reserves re-estimated (1) as of:
    One year later                                                                373.6          214.0          170.1
    Two years later                                                               268.9          218.8
    Three years later                                                             273.7
Reinsurance recoveries on unpaid losses and LAE re-estimated (2) as of:
    One year later                                                                283.0          118.9           89.9
    Two years later                                                               173.7          122.9
    Three years later                                                             177.8
Gross cumulative redundancy (deficiency)                                           41.4           99.9(3)        (5.2)
    as expressed as a percentage of unpaid losses and LAE                         13.14%         31.33%         (3.15%)
Paid (cumulative) as of:
    One year later                                                                 38.5           49.2           33.2
    Two years later                                                               104.0           83.3
    Three years later                                                             119.7

(1) "Gross reserves re-estimated" includes losses actually paid in current and prior years.
(2) "Reinsurance recoveries on unpaid losses and LAE re-estimated" includes reinsurance recoveries actually received in current and prior years.
(3) The $99.9 million of redundancy in 1994 was a consequence of a reassessment of the development of ultimate claims and reserves. The majority of this reduction was offset by a reduction in reinsurance recoverables for these losses.

The following table represents a reconciliation of reserve balance for the years indicated:

                   Reconciliation of Aviation Reserve Balances
                              (dollars in millions)

                                                                                   Year Ended December 31,
                                                                          ---------------------------------------
                                                                            1996         1995           1994

Reserves for unpaid losses and loss adjustment expenses, gross of
    reinsurance, at the beginning of the year                                $164.9        $318.7         $315.1
Less reinsurance recoverables                                                  85.5         228.1          232.8
                                                                          ----------  ------------  -------------
Net balance at beginning of the year                                           79.4          90.6           82.3
                                                                          ----------  ------------  -------------
Incurred related to:
          Prior years                                                           0.8           4.6            8.6
                                                                          ----------  ------------  -------------
Total incurred                                                                  0.8           4.6            8.6
                                                                          ----------  ------------  -------------
Paid related to:
          Prior years                                                         (32.0)        (15.0)          (1.0)
                                                                          ----------  ------------  -------------
Total paid                                                                    (32.0)        (15.0)          (1.0)
Foreign exchange adjustment                                                     0.4          (0.8)           0.7
                                                                          ----------  ------------  -------------
Net reserves at end of year                                                    48.6          79.4           90.6
Reinsurance recoverables by the Company                                        91.1          85.5          228.1
                                                                          ----------  ------------  -------------
Reserves for unpaid losses and loss adjustment expenses, gross
    of reinsurance at the end of the year                                    $139.7        $164.9         $318.7
                                                                          ==========  ============  =============

                          Analysis of Aviation Run-off
                              (dollars in millions)

                                                                                   At December 31,
                                                                           --------------------------
                                                                                  1996          1995
Gross reserves:
   Claims outstanding                                                            $57.1         $81.7
   IBNR                                                                           82.6          83.2
                                                                           ------------  ------------
      Total                                                                     $139.7        $164.9
                                                                           ============  ============
Reinsurance recoverables as to:
   Claims outstanding                                                            $59.8         $63.0
   IBNR                                                                           31.3          22.5
                                                                           ------------  ------------

      Total                                                                      $91.1         $85.5
                                                                           ============  ============
Net Reserves:
   Claims outstanding                                                            ($2.7)        $18.7
   IBNR                                                                           51.3          60.7
                                                                           ------------  ------------
      Total                                                                      $48.6         $79.4
                                                                           ============  ============

Employees

     At December 31, 1996, the Company had 195 employees, none of which was represented by a labor union. The Company believes that its relationship with its employees is excellent. Octavian has 198 employees, and is reimbursed by the Octavian Syndicates for costs relating to most of these employees.

Regulation of the Company

United Kingdom

     Authorization to Transact Business. Subject to certain exceptions, (particularly in relation to EC companies), no person may carry on insurance business in the U.K. unless authorized by the DTI to do so. Insurance companies authorized to carry on insurance business by the DTI in the U.K. are required to file with the DTI independently audited financial statements (the "DTI Returns") within six months of the period to which such figures relate. A company which carries on long-term business is also required to arrange an actuarial appraisal of such business and to submit an abstract of the actuarial report to the DTI within six months of the period to which such figures relate. In addition, companies incorporated in the U.K. must comply with certain provisions of the Companies Act 1985 (the "Companies Act") requiring them to file and provide their shareholders with audited financial statements and related reports by their directors. Under the Companies Act, a company is required to produce an annual financial statement reported on by an independent auditor and signed by at least one director.

     The DTI Returns. The contents of the DTI Returns include: (i) a balance sheet and profit and loss account; (ii) general business revenue accounts and additional information regarding premiums, claims and risk exposure; and (iii) directors' and auditors' certificates. The required contents of such returns depend on the category of the Company and the business conducted. The DTI Returns must also provide additional information relating to the reinsurance of business written, including details regarding: (i) the amount of business reinsured; (ii) the names of the major reinsurers; (iii) the relationship between Terra Nova and any major reinsurer and (iv) the types of reinsurance cover purchased by Terra Nova.

     Minimum Solvency Margins. Companies authorized to transact non-life insurance business in the U.K. are required to maintain a minimum solvency margin; that is, their assets must exceed their liabilities by a minimum specified amount, subject in each case to a minimum amount (the "minimum guarantee fund"). Each non-life insurance company must calculate margins under both a premium basis method and a claims basis method. There are regulations in accordance with which assets and liabilities are valued. The higher (i.e., the more conservative) of the two results is the required solvency margin. In calculating the solvency margin under each method, the level of gross claims before reinsurance is used, and a subsequent credit is applied for reinsurance recoverables (subject in each case to a maximum credit of 50%). Additional solvency margins apply to companies also transacting life business. In practice the DTI like to see a solvency margin of at least twice the statutory solvency margin. At December 31, 1996, Terra Nova's estimated minimum solvency margin was $42.6 million and the excess of its solvency margin over its minimum solvency margin was $201.5 million.

     Dividends. The ability of Terra Nova to declare and pay dividends is limited by a Notice of Requirements issued by the DTI on May 22, 1995 (the "Notice"). The Notice provides that Terra Nova must give 14 days' advance notice to the DTI of its intention to declare and pay a dividend. The DTI may direct that no such declaration or payment be made. In reviewing dividend proposals, the DTI considers the adequacy of Terra Nova's solvency margin, its recent operating performance and other factors deemed appropriate by the DTI. In addition, Terra Nova must comply with the Companies Act, which provides that dividends may only be paid out of distributable profits (i.e., its accumulated realized profits (so far as not previously used by distribution or capitalization) less its accumulated realized losses (so far as not previously written off in a reduction or reorganization of capital)). At December 31, 1996, Terra Nova's solvency margin was $201.5 million in excess of its estimated minimum solvency margin, and its distributable profits under U.K. GAAP were $114.6 million.

     Supervision of Management and Control. No U.K. insurance company may appoint any person as managing director or chief executive officer without the DTI's prior approval and no person may otherwise become a "controller" of an insurance company without such approval. For these purposes, "controller" of an insurance company means (in addition to a managing director or chief executive officer of the insurance company):

   (i) a managing director of a company of which the insurance company is a subsidiary;

   (ii) the chief executive officer of an insurance company of which the insurance company is a subsidiary;

   (iii) a person in accordance with whose directions or instructions the directors of the insurance company or of a body corporate of which the insurance company is a subsidiary are accustomed to act;

   (iv) a person who either alone or with any associate(s) (as defined by section 96C of the Insurance Companies Act 1982 for these purposes):

            (a) holds 10% or more of the shares in the insurance company or another company of which the insurance company is a subsidiary;
                or

            (b) is able to exercise or control the exercise of 10% or more of the voting power at any general meeting of the insurance company or another company of which the insurance company is a subsidiary; or

            (c) is able to exercise a significant influence over the management of the insurance company or another company of which the insurance company is a subsidiary by virtue of a holding of shares or an entitlement to control the exercise of voting rights thereof.

            For the purposes of paragraph (i) and (iv), "subsidiary" means "subsidiary undertaking" as defined by Section 736 of the Companies Act 1985.

     Similar approvals are required to be obtained for a shareholder controller to acquire a "notifiable holding" in a U.K. insurance company (i.e., a holding of 10% or more but less than 20%; 20% or more but less than 33%; and 33% or more but less than 50%; 50% exactly; or a shareholding which is such that the insurance company becomes a subsidiary (as defined by U.K. statute for these purposes) or such shareholder controller).

     In the case of the appointment of a managing director or a chief executive, the obligation is on the Company to notify the DTI. In each of the other cases, the obligation is on the controller itself to notify the DTI. The DTI is deemed to have approved the appointment or change of controller, or the acquisition or increase in the level of a notifiable holding, if it receives the prescribed notice and does not object within three months (or extend such three-month period) to such appointment, change of control or acquisition on the grounds that the person in question is either not a fit and proper person or that if the person were to be appointed or become such a controller or acquire a, or increase its, notifiable holding, the criteria of sound and prudent management would not or might not continue to be fulfilled in respect of the insurance company.

     An insurance company is also required to notify the DTI of the identity and business history of its directors and senior managers and any changes with respect to such directors and managers.

     The business of an insurer is required by statute to be carried out with integrity, due care and the professional skills appropriate to the nature and scale of its activities. It must be directed and managed by a sufficient number of persons who are fit and proper persons to hold their positions and its business must be conducted in a sound and prudent manner.

     Upon a change of control (as defined by U.K. statute for these purposes), the DTI has the power to serve a Notice of Requirements on an insurance company. Such a notice was served on Terra Nova as a result of the Terra Nova Acquisition.

     In addition to the requirement regarding prior notification of intended dividends, the Notice requires Terra Nova to, among other things:

     (a) notify the DTI in respect of certain transactions with connected persons;

     (b) restrict the range of permitted investment of assets to the extent of the value of the liabilities of Terra Nova; and

     (c) limit gross premiums to be written in 1997.

     Management does not believe that compliance with the Notice has a material effect on Terra Nova's business.

     The DTI has further powers of intervention in the event that the criteria of sound and prudent management are not fulfilled. These powers are in addition to the DTI's general power under Section 45 of the Insurance Companies Act 1982 to impose individual requirements on companies for the protection of policyholders.

Lloyd's. Lloyd's is subject to a degree of overall regulation by the DTI to which it must supply a return each year demonstrating the solvency of its members, both globally and on an individual basis. Lloyd's is, however, primarily self-governing, through the Council and its Market Board and Regulatory Board, to which the Council has delegated the majority of its functions.

     For the purposes of the Lloyd's Act the Company is a Lloyd's "managing agent". The Lloyd's Act prohibits any person from acting as a Lloyd's broker if that person is a managing agent or is "associated" with a managing agent and also prohibits any person from acting as a managing agent if that person is a Lloyd's broker or is "associated" with a Lloyd's broker.

     The scope of these prohibitions is extremely broad. A person (which includes an individual or company) is associated with a Lloyd's broker for these purposes if:

     (a) it is:-

          (i) a holding company, subsidiary or sister subsidiary of the Lloyd's broker;

          (ii) an individual or company which controls the Lloyd's broker. This is the case if the individual or company (either alone or with associates) is entitled to exercise or to control the exercise of a third or more of the voting power at any general meeting of the Lloyd's broker;

          (iii) an individual or company which is controlled by the Lloyd's broker;

          (iv) an individual or company which is controlled by a holding company, subsidiary or sister subsidiary of the Lloyd's broker;

          (v)   a director of the Lloyd's broker;

          (vi) a director of any holding company, subsidiary or sister subsidiary of the Lloyd's broker; and

      (b) that person holds any interest in the Lloyd's broker (or supplies the services of an individual to the Lloyd's broker). The term "interest" includes any beneficial interest in any of the stock, shares or other securities of the Lloyd's broker.

     Similar rules to those above apply in relation to partnerships and partners therein. In addition, the term "Lloyd's broker" is expressed to include not only the Lloyd's broker itself but also a holding company (a company which is entitled to exercise more than 50% of the voting power) of the Lloyd's broker and any person or company which "controls" the Lloyd's broker (a person or company which is entitled to exercise a third or more of the voting power).

     These provisions therefore prohibit a Lloyd's broker or any of the persons listed in paragraph (a) above from holding a direct interest in the Company. However, it is permitted for a Lloyd's broker (or any of its associates) to acquire an interest in the company provided such an interest represents not more than 5% in nominal amount of the Company's stock, shares or other securities, or any class thereof, which are authorized to be traded on a stock exchange or in any over-the-counter market, and in either case are so traded regularly or from time to time. In ascertaining in any case whether any person would fall within this exemption it should be noted that the Lloyd's Act requires not only the shareholding of the particular body corporate, partnership or individual concerned to be taken into account but also those of persons connected therewith (as widely defined in the Lloyd's Act).

     The Lloyd's Bye-Laws also contain a number of further requirements and restrictions relating to Lloyd's brokers having interests in managing agents compliance with which would have to be ensured prior to any shareholding in the Company being acquired. Subject to certain limited exceptions, the Bye-Laws of the Company permit the directors or their designee to decline to register the transfer of any shares of capital stock of the Company if they have reason to believe that such transfer may expose the Company, any subsidiary thereof or any shareholder to adverse tax, legal or regulatory treatment or would be in breach of any applicable legal or regulatory requirements, in each case in any jurisdiction, including the Lloyd's Act and Bye-Laws and other laws and regulations governing Lloyd's and members of Lloyd's.

     Any person who is or may fall within the definition "Lloyd's broker" or is unsure whether or not this is the case should take independent legal advice before acquiring any shareholding in the Company.

     Both Terra Nova Capital and Octavian are subject to regulation and supervision by Lloyd's. Lloyd's prescribes, in respect of each business, certain minimum standards relating to the management and control, solvency and various other requirements. Lloyd's operates under a self-regulatory regime and has the power to change the rules which govern the operation of the Lloyd's market. Lloyd's has wide discretion in the application and interpretation of the rules, which would, for example, permit Lloyd's to rescind the membership of a member (such as Terra Nova Capital or Octavian) if Lloyd's believes the member not to be "fit and proper." In addition Lloyd's imposes similar restrictions against persons becoming controllers and major shareholders of corporate members and managing agents without their consent first having been obtained. The tests are similar to those set out in respect of the DTI above, except that "controllers" in relation to corporate members is defined as shareholders holding in excess of 30% of the voting power at any general meeting and, in relation to the managing agent, shareholders holding in excess of 25% to 50% of the voting power at any general meeting.

Bermuda

     The Insurance Act 1978 and Related Regulations. As a holding company, the Company is not subject to Bermuda insurance regulation. However, Terra Nova (Bermuda) is subject to regulation under The Insurance Act 1978, amendments thereto and related regulations of Bermuda (the "Bermuda Act"), which provide that no person may carry on insurance business in or from within Bermuda unless registered as an insurer under the Bermuda Act by the Minister. In deciding whether to grant registration, the Minister has broad discretion to act as he thinks fit in the public interest. The Minister is required by the Bermuda Act to determine whether the applicant is a fit and proper body to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with registration, the Minister may impose conditions relating to the writing of certain types of insurance business.

     The Bermuda Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements and grants to the Minister powers to supervise, investigate and intervene in the affairs of insurance companies. Significant aspects of the Bermuda insurance regulatory framework are set forth below.

     Cancellation of an Insurer's Registration. An insurer's registration may be cancelled by the Minister on certain grounds specified in the Bermuda Act including failure of the insurer to comply with its obligations under the Bermuda Act or if, in the opinion of the Minister after consultation with the Insurance Advisory Committee, the insurer has not been carrying on business in accordance with sound insurance principles.

     Independent Approved Auditor; Statutory Financial Statements; Statutory Financial Return. Every registered insurer must appoint an independent auditor approved by the Minister who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, which are required to be filed annually with the Registrar of Companies of Bermuda (the "Registrar"), who is the chief administrative officer under the Bermuda Act. The approved auditor may be the same person or firm that audits the insurer's financial statements and reports for presentation to its shareholders.

     An insurer must prepare annual statutory financial statements. The statutory financial statements are not prepared in accordance with GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under The Companies Act 1981. The insurer is required to submit the annual statutory financial statements as part of the annual statutory financial return.

     An insurer is required to file with the Registrar a statutory financial return that includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, a declaration of the statutory ratios and a related solvency certificate.

     Minimum Solvency Margin. The Bermuda Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin.

     Pursuant to the Bermuda Act, Terra Nova (Bermuda) is registered as a Class 4 insurer and, as such: (i) is required to maintain a minimum statuary capital and surplus equal to the greatest of (a) $100 million, (b) 50% of its net premiums written (with a maximum credit of 25% for reinsurance ceded) or (c) 15% of its loss and other insurance reserves; (ii) required to file annually, within four months following the end of the relevant financial year, with the Registrar, a statutory financial return together with a copy of its annual statutory financial statements, an opinion of a loss reserve specialist in respect of its loss and loss expense provisions and a schedule of reinsurance ceded; (iii) prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Terra Nova (Bermuda) will be prohibited, without the approval of the Minister, from declaring or paying any dividends during the next financial year); (iv) prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous statutory balance sheet) unless it files with the Registrar an affidavit stating that it will continue to meet the required margins; (v) prohibited, without the approval of the Minister, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements and any application for such approval must include an affidavit stating that it will continue to meet required margins; and (vi) required, at anytime it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the Minister a written report containing certain information.

     Minimum Liquidity Ratio. The Bermuda Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Minister, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates, real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

     Supervision, Investigation and Intervention. The Minister may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Minister believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to him, the Minister may direct an insurer to produce documents or information relating to matters connected with the insurer's business.

     If it appears to the Minister that there is a risk of the insurer becoming insolvent, the Minister may direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realize certain investments; to maintain in Bermuda, or transfer to the custody of a Bermuda bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments; and/or to limit its premium income.

     An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Bermuda Act, the principal office of Terra Nova (Bermuda) is

Richmond House, 12 Par-la-Ville Road, Hamilton HM 11, Bermuda, and Mr. William
O. Bailey is the principal representative of Terra Nova (Bermuda). Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an "event" has occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to him. Examples of such an "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister relating to a solvency margin or a liquidity or other ratio.

United States

     Excess and Surplus Lines Insurance. Terra Nova is an approved or eligible excess and surplus lines insurer in 47 states, as well as in the District of Columbia and the U.S. Virgin Islands. In order to maintain such approvals and eligibilities, Terra Nova agreed to establish a U.S. trust fund, having a value of at least $18.0 million for the benefit of U.S. surplus lines policyholders. At December 31, 1996, the trust fund was valued at $18.6 million. Terra Nova's U.S. surplus lines trust fund exceeds California's requirement of $5.4 million which as of March 14, 1997, was the highest minimum trust fund amount in any U.S. jurisdiction. Terra Nova also complies with minimum capital and surplus requirements in the United States. As of March 14, 1997, the highest such requirement was $15.0 million. Terra Nova also files annually with the International Insurers Department (the "IID") of the NAIC and with regulatory authorities in many of the U.S. jurisdictions in which Terra Nova is an approved or eligible surplus lines insurer, its annual financial statements, actuarial certifications as to the adequacy of its loss reserves, descriptions of its outward reinsurance programs (including premiums, recoveries and recoverables thereunder), and directors' and officers' biographical affidavits and related information. The IID has informally indicated that it may request Terra Nova to increase its U.S. trust fund at some future date.

     Model Nonadmitted Insurance Act. At its December 1996 meeting, the NAIC adopted amendments to the Nonadmitted Insurance Model Act (the "Model Act"). If enacted as legislation by one or more U.S. jurisdictions, the Model Act would condition Terra Nova's continued surplus lines eligibility or approval upon maintenance of a U.S. surplus lines trust fund in an amount equal to the greater of (a) $5.4 million or (b) 30% of U.S. surplus lines gross liabilities (excluding aviation wet marine and transportation insurance), subject to a cap of $60.0 million. The Model Act provides a two-year phase-in for the new trust fund requirement. The Connecticut Insurance Department has published a Notice of Intent to Amend Regulations governing surplus lines eligibility, which notice contains a provision that, if adopted, would implement the Model Act's trust fund standards. Although the Company is not aware that any state legislatures are considering Model Act legislation, the Company also believes that the implementation of the Model Act, whether by statute or regulation, would not have a material adverse impact upon Terra Nova's business or financial position. Maintenance of a U.S. surplus lines trust fund that exceeds the current level could provide competitive advantages for Terra Nova vis-a-vis other non-U.S. surplus lines insurers that maintain lower trust funds and U.S. domestic surplus lines insurers that do not maintain such trust funds.

     In addition, at its December 1996 meeting, the NAIC adopted an amendment to the International Insurers Department Plan of Operation under which the minimum surplus lines trust fund requirement was increased from $2.5 million to $5.4 million (consistent with the change to the Model Act described in the preceding paragraph). Since Terra Nova's U.S. surplus lines trust fund currently exceeds $5.4 million, Terra Nova will be able to comply with this requirement.

     Model Law on Credit for Reinsurance. Terra Nova provides its U.S. cedents with letters of credit to secure ceded liabilities and thereby permit such cedents to deduct such liabilities when preparing statutory financial statements.

     The Model Law on Credit for Reinsurance (the "Reinsurance Model Law") adopted in 1984 and subsequently amended on several occasions by the NAIC has now been enacted or promulgated in nearly all U.S. jurisdictions. The Reinsurance Model Law contains a provision that allows overseas-based reinsurers to establish a single U.S. reinsurance trust fund equal in amount to their prospective reinsurance liabilities in respect of U.S. cedents plus $20.0 million for the purpose of securing business written in the United States by U.S. cedents and permitting such cedents to deduct ceded liabilities when preparing statutory financial statements. Terra Nova has established such a U.S. reinsurance trust fund. As of March 14, 1997, Terra Nova had received trusteed reinsurer approval from the departments of insurance of 35 states and had applications for trusteed reinsurer status pending in 9 additional states.

     At its September 1996 meeting, the NAIC adopted amendments to the Reinsurance Model Law. Furthermore, at its December 1996 meeting, the NAIC adopted amendments to the Credit for Reinsurance Model Regulation (the "Reinsurance Model Regulation"). One proposed amendment would define "liabilities" which must be secured by the U.S. trust funds to mean gross liabilities; this amendment if adopted by the NAIC and subsequently promulgated by any U.S. jurisdiction, would not allow the assuming insurer to reduce the liabilities it secures by the U.S. trust funds by amounts retroceded by it to other assuming companies. A second proposed amendment would establish a list of permitted assets that may be deposited in the U.S. reinsurance trust. If this amendment were subsequently promulgated by any U.S. jurisdiction, any asset currently deposited in the assuming company's U.S. reinsurance trust that did not qualify as a permitted asset under this proposal would have to be replaced by a permitted asset. It is not possible to predict whether or in what form these proposed amendments will be adopted or subsequently enacted or promulgated by any U.S. jurisdiction.

Certain U.K., U.S. and Bermuda Tax Considerations

Taxation of the Company and its Subsidiaries

Bermuda

     Under current Bermuda law, there is no income or capital gains tax payable by the Company or its Bermuda subsidiaries. The Company and its Bermuda subsidiaries have received from the Minister assurances, under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, to the effect that in the event of there being enacted in Bermuda any legislation imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to them or to any of their respective operations or to their shares, debentures or other obligations until March 28, 2016. These assurances are subject to the proviso that they are not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act 1967 of Bermuda or otherwise payable in relation to any property leased to the Company or its Bermuda subsidiaries.

     The Company and its Bermuda subsidiaries are required to pay certain annual Bermuda government fees. In addition, Terra Nova (Bermuda) is required to pay certain business fees as an insurer under the Bermuda Act. As of March 14, 1997, there would be no Bermuda withholding tax on dividends paid by Terra Nova (Bermuda) to the Company.

United Kingdom

     UK Holdings and its U.K. resident subsidiaries are chargeable to U.K. corporation tax on their worldwide profits, currently at the rate of 33%. Provided UK Holdings and its U.K. resident subsidiaries are members of the same group for purposes of the U.K. group relief provisions, losses of one member will be available for surrender to the other members on a current year basis, subject to satisfying the detailed conditions of the relevant legislation.

     For the purpose of calculating U.K. corporation tax, all transactions between Terra Nova, UK Holdings, the Company and Terra Nova (Bermuda) must be deemed made on an arm's length basis.

     No U.K. withholding tax will be imposed on dividends paid to the Company by UK Holdings and the Company will have no U.K. tax liability in respect of such dividends. On paying a dividend to the Company, however, UK Holdings will be required to account to the U.K. Inland Revenue for Advance Corporation Tax ("ACT"). The rate of ACT is currently set at 25% of the dividend. ACT may in certain circumstances be offset by the paying company (or other members of the U.K. group) against its (or their) U.K. corporation tax liability and may in certain circumstances give rise to a repayment of corporation tax paid in respect of prior years. The Company will not be entitled to any U.K. tax credit corresponding to the ACT in respect of any dividends paid to it by UK Holdings.

United States

     In general, a foreign corporation is subject to U.S. federal income tax on its taxable income that is treated as effectively connected with its conduct of a trade or business within the United States and to the 30% U.S. branch profits tax on its effectively connected earnings and profits (with certain adjustments) deemed repatriated out of the

United States unless the corporation is entitled to relief under the provisions of a tax treaty into which the United States has entered.

     The United States has entered into tax treaties with Bermuda (the "Bermuda Treaty") and the U.K. ("the U.K. Treaty"). Pursuant to the U.K. Treaty, business profits earned by residents of the U.K. may be taxed in the United States only if such profits are attributable to the conduct of a trade or business in the United States through a permanent establishment situated therein. The U.K. Treaty also prevents the imposition of the branch profits tax on qualified treaty residents of the U.K. The Bermuda Treaty provides that business profits derived from carrying on the business of insurance by a Bermuda company that is an "enterprise of insurance" may only be taxed in the United States if such profits are attributable to the conduct of a trade or business in the United States through a permanent establishment situated therein. However, a Bermuda company is entitled to the Bermuda Treaty benefits described above only if (i) more than 50% of its shares are beneficially owned, directly or indirectly, by individuals who are U.S. citizens or residents or Bermuda residents and (ii) the company's income is not used in substantial part, to make disproportionate distributions to, or to meet certain liabilities to, persons who are not U.S. citizens or residents or Bermuda residents. The Bermuda Treaty does not preclude the imposition of the U.S. branch profits tax.

     The Company believes that the Company and its subsidiaries have been operated and in the future, will continue to be operated in a manner that will not cause any of them to be treated as being engaged in a U.S. trade or business. However, because the Internal Revenue Code of 1986, as amended (the "Code"), the Treasury Regulations and court decisions do not identify definitively activities that constitute being engaged in a U.S. trade or business, and because of the factual nature of the determination, there can be no assurance that the Internal Revenue Service (the "Service") will not contend that the Company or one of its subsidiaries is engaged in a U.S. trade or business. If the Company or any of its subsidiaries were considered to be engaged in a U.S. trade or business, that entity would be subject to U.S. federal income tax on income effectively connected with that trade or business, and would be subject to the branch profits tax as well, unless it was entitled to relief under the U.K. Treaty or the Bermuda Treaty.

     There can be no assurance that Terra Nova (Bermuda) is entitled, or in the future will be entitled, to the benefits of the Bermuda Treaty. However, if Terra Nova (Bermuda) were so entitled and were considered to be engaged in a U.S. trade or business, application of U.S. federal income tax, but not the U.S. branch profits tax, would be limited to business profits attributable to a permanent establishment. As stated above, the Company believes that Terra Nova (Bermuda) will not be engaged in a U.S. trade or business.

     Additionally, the Company believes that UK Holdings and Terra Nova will be entitled to the benefits of the U.K. Treaty. Thus, even if UK Holdings or Terra Nova were considered to be engaged in a U.S. trade or business, that entity would not be subject to U.S. federal income tax, unless it were considered to engage in a U.S. trade or business through a permanent establishment, in which case such entity would be subject to U.S. federal income tax only on taxable income attributable to its permanent establishment, and would not be subject to the branch profits tax. Although there can be no assurances, the Company believes that none of Terra Nova (Bermuda) or UK Holdings or Terra Nova has, or will have, a permanent establishment in the United States.

     While there can be no assurance that UK Holdings will be entitled to the U.K. Treaty exemption from the branch profits tax, and although the Company will not be entitled to relief under the Bermuda treaty, as stated above, the Company believes that neither it nor UK Holdings will be engaged in a U.S. trade or business and that therefore they will not be subject to U.S. federal income tax.

     Foreign corporations not engaged in a trade or business in the United States (as well as foreign corporations engaged in the conduct of a trade or business in the United States, but only with respect to their income that is not effectively connected with such trade or business) are subject to U.S. federal withholding tax on certain "fixed or determinable annual or periodical" income (such as dividends and interest on certain investments) derived from sources within the United States. Such tax is generally imposed at a rate of 30% on the gross income subject to tax. Under the U.K. Treaty, the rate applicable to interest and dividends paid to Terra Nova or UK Holdings generally will be reduced to zero and 15%, respectively. The Bermuda Treaty does not provide for a reduction.

     The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rates of tax currently applicable are 4% of gross casualty insurance premiums and 1% of gross reinsurance premiums. In general, premiums paid to Terra Nova have been and, the Company believes, will continue to be exempt from this excise tax under the U.K. Treaty. Similar relief will not be available with respect to premiums paid to Terra Nova (Bermuda).

GLOSSARY OF SELECTED INSURANCE TERMS

Assume; assuming company ............  When a company receives from a ceding company all or portion of a risk in
                                       consideration of a premium, it "assumes" business and is referred to as the "assuming Company" or the "reinsurer".

Attachment point...................... The amount of losses above which excess of loss reinsurance becomes operative.

Broker................................ One who negotiates contracts of insurance or reinsurance between insureds and reinsureds, on one hand, and insurers and reinsurers, on the other. Although brokers act as agents of insurance and reinsurance buyers, insurers and reinsurers "allow" on behalf of the primary insurers or reinsured the broker commissions for placement and other services rendered.


Capacity ..............................The dollar amount of exposure an insurer or reinsurer is willing to place at risk.
                                       Capacity may apply to a single risk, a
                                       program, a line of business or an entire book of business. "Stamp capacity" refers to the maximum amount of premium to be written by a syndicate.

Captive............................... An insurance company formed to insure the risks of its parent or affiliate
                                       companies.

Casualty insurance and/or reinsurance .Insurance and/or reinsurance that is concerned primarily with the losses
                                       caused by damage to property owned by
                                       third persons (in other words, persons
                                       other than the policyholder) or injuries to third persons and the legal liability imposed on the insured resulting therefrom.

Cede; ceding company; cedent ......... When a company reinsures its risk with another, it "cedes" business and is
                                       referred to as the "ceding company" or
                                       the "cedent".

Claims-made basis .....................Insurance policies under which coverage extends only to claims made during the
                                       policy period, irrespective of whether
                                       the loss occurred during the policy
                                       period, but frequently subject to an
                                       exclusion with regard to losses occurring before a certain date specified in the policy. Additionally, in certain circumstances the period for making such claims may be extended, often upon the payment of additional premium.

Clash cover .......................... A form of excess of loss casualty reinsurance policy covering losses
                                       arising from a single set of
                                       circumstances covered by more than one
                                       primary policy. For example, if an
                                       insurer covers both motorists involved in an accident, clash cover would protect the insurer from suffering a loss in the full amount of both policies. The clash cover would pay to the insurer a portion of the loss in excess of the coverage of one of the two policies.

Combined ratio ....................... A combination of the underwriting expense ratio and the loss and LAE ratio,
                                       determined in accordance with GAAP. A
                                       combined ratio below 100% generally
                                       indicates profitable underwriting prior
                                       to the consideration of investment
                                       income. A combined ratio over 100%
                                       generally indicates unprofitable
                                       underwriting prior to the consideration
                                       of investment income.

Excess and surplus lines insurance ....Insurance risks or coverage needs which are usually specialized or unique and
                                       which are generally unavailable in
                                       standard insurance markets. Excess and
                                       surplus lines insurance companies are
                                       generally subject to less regulation
                                       under the insurance laws of most U.S.
                                       states.

Excess of loss reinsurance ............The generic term describing reinsurance that indemnifies the reinsured against
                                       all or a specified portion of losses on
                                       underlying insurance policies in excess
                                       of a specified dollar amount, called an
                                       "attachment point" or "retention." Also
                                       known as non-proportional reinsurance.

Experience rated ..................... The determination of the premium rate for an individual risk partially or wholly on the basis of that risk's own experience.

Facultative reinsurance .............. The reinsurance of all or a portion of the insurance provided by a single
                                       policy. Each policy reinsured is
                                       separately negotiated and normally is
                                       purchased by ceding companies for
                                       individual risks not covered by their
                                       reinsurance treaties, for amount in
                                       excess of limits on risks covered by
                                       their reinsurance treaties and for
                                       unusual risks.

Gross premiums written ............... Total premiums for insurance written and reinsurance assumed during a given
                                       period.

Incurred but not reported ("IBNR")
loss reserves ........................ Loss reserves for estimated losses that have been incurred but not yet reported
                                       to the insurer or reinsurer.

Layer ................................ The interval between the retention or attachment point and the maximum limit
                                       indemnity for which a reinsurer is
                                       responsible.

Limited authority .................... The authority given to brokers or agents by insurers to bind the insurer to
                                       coverage. Binding authority is usually,
                                       but not necessarily, given only in cases involving relatively small insurance interests, and the broker's or agent's authority is generally circumscribed within certain well-defined limits.

Lloyd's System of Accounts ........... The accounting system currently employed by Lloyd's under which a year of account remains open for a period of not less than thirty-six months from the first day of the year in which the account commences.

Loss adjustment expenses ("LAE") ..... The expenses of settling claims, including legal and other fees.

Loss and loss adjustment expense ratio The loss and LAE ratio measures the ratio of incurred losses and LAE to earned
                                       premiums.

Loss reserves ........................ Liabilities established by insurers and reinsurers to reflect the estimated cost of claims payments that the insurer or reinsurer ultimately will be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE, and consist of case reserves and IBNR reserves.

LMX Spiral ........................... A proliferation of reinsurance arbitrage programs among London Market participants that ultimately failed to provide effective reinsurance coverage. Prior to the catastrophic losses which occurred between 1987 and 1990, London Market participants essentially traded certain of their reinsurance programs with other syndicates and companies in an attempt at arbitrage (i.e., participants would write a layer of reinsurance and then attempt to retrocede a similar layer of their own reinsurance exposure at a lower premium). When large losses occurred, these reinsurance programs had the effect of passing reinsurance coverage back and forth among reinsurers. As a result, losses were concentrated among a reducing number of reinsurers. In many cases, losses pierced the upper limits of the reinsurers' retrocessional protection requiring the settlement of claims from their own resources. In addition, many of the applicable reinsurance treaties provided for the reinsured company or syndicate to retain some portion (typically 10%) of the reinsurance purchased, thus increasing the net loss when multiple layers of reinsurance were involved.

Marine Insurance ..................... The insurance of risks of physical damage, loss of income and legal
                                       liability to third parties associated
                                       with the building, operation and repair
                                       of floating vessels, whether propelled or not, and other moveable risks, including so-called inland marine risks, and whether located or operating on the high seas, coastal or inland waters or ashore, including fixed properties where associated with moveable risks. Marine risks include the loading, transportation and storage of cargo and goods in transit, including bullion and other valuables, and the exploration, extraction, refining and supply of oil, natural gas and other mineral and vegetable extraction and production used in the generation of energy.

Member ............................... A person or corporation who is an underwriting member of the Society of
                                       Lloyd's.

Net premiums earned .................. The portion of net premiums written that is recognized for accounting purposes as income during a period.

Net premiums written ................. Gross premiums written for a given period less premiums ceded to reinsurers during such period.

Operating Ratio ...................... Combined ratio less the ratio of net investment income to net premiums earned.
                                       The operating ratio is a measure used by rating agencies in connection with their review of an insurance company's financial performance.

Outward reinsurance .................. A generic term describing, from the point of view of a particular insurer or
                                       reinsurer, reinsurance protection
                                       purchased by such insurer or reinsurer
                                       from another reinsurer.

Primary insurance ....................Insurance that insurers the interests of a member or members of the general public
                                       , as opposed to an insurer.

Primary insurer ...................... An insurance company that issues insurance policies to the general public or to certain non-insurance entities.

Program .............................. A layer of layers (whether consecutive or not) of excess of loss reinsurance,
                                       covering the whole or an identifiable
                                       part of the original business written by a cedent. Where the subject matter of a proportional treaty or treaties is clearly identifiable with the same subject matter business protected by a risk excess program ,then the proportional and risk excess exposure combined is considered to be one program.

Property catastrophe reinsurance ..... A form of excess of loss property reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of property losses resulting from a catastrophic event.

Quota share reinsurance .............. A generic term describing all forms of reinsurance in which the reinsurer shares a proportional part of the original premiums and losses of the reinsured. Quota share reinsurance also is known as proportional reinsurance, pro rata reinsurance and participating reinsurance.

Reinstatement ........................ Returning a policy to its full protective value after the payment of a claim. A
                                       reinstatement clause in a policy requires an additional premium to be paid. Such payment is generally known as a reinstatement premium.

Reinstatement premium ................ A premium charged to restore an insurance policy to its original value after
                                       payment of a loss.

Reinsurance .......................... The practice whereby one party, called the reinsurer, in consideration of a
                                       premium paid to it, agrees to indemnify
                                       another party, called the reinsured, for part or all of the liability assumed by the reinsured under a policy or policies of insurance that it has issued. The reinsured may be referred to as the original or primary insurer, the cedent or the ceding company.

Reinsurance to close ................. The process of determining the results of a syndicate using a method by which all
                                       of the outstanding liabilities of a
                                       syndicate's year of account are reinsured to a later year of account, enabling the year of account ceded to be closed, in consideration of the payment of a premium by the ceding year of account to the assuming year of account equal to the estimated value of known and unknown claims of the ceding year of account.

Retention ............................ The amount or portion of risk that an insurer or reinsurer retains for its own account. Losses in excess of the retention layer are paid by the reinsurer or retrocessionaire. In proportional treaties, the retention may be a percentage of the original policy's limit. In excess of loss business, the retention is a dollar amount of loss, a loss ratio or a percentage.

Retrocession; retrocessionaire ....... A transaction whereby a reinsurer cedes to another reinsurer (the
                                       "retrocessionaire") all or part of the
                                       reinsurance it has assumed. Retrocessions do not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured.

Risk retention groups ................ Entities formed pursuant to the Liability
                                       Risk Retention Act of 1986 that cover the casualty risks only of their owners.

Syndicate ............................ A group of Lloyd's Members that accepts insurance business. A syndicate is not a legal entity.

Tail ................................. The amount of time between the expiration of an applicable insurance policy and the assertion of a claim (or the insurer's knowledge of a claim) or the payment thereof.

Treaty reinsurance ................... The reinsurance of a specified type or category of risks defined in a
                                       reinsurance agreement (a "treaty")
                                       between a primary insurer or other
                                       reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all such type or category of risks originally written by the primary insurer or reinsured.

Underwriting ......................... The insurer's or reinsurer's process of evaluating, pricing and accepting risks.

Underwriting expense ratio ........... The underwriting expense ratio measure the ratio of underwriting expenses
                                       (adjusted by deferred policy acquisition costs) to earned premiums.

Underwriting expenses ...............  The aggregate of policy acquisition costs, including commissions, and the
                                       portion of administrative, general and
                                       other expenses attributable to
                                       underwriting operations.

Unearned premiums .................... The portion of a premium representing the unexpired portion of the contract term as of a certain date.

Working Layer ........................ The layer of risk immediately above a ceding company's retention; often
                                       referred to in connection with excess of loss reinsurance.

ITEM 2 - PROPERTIES

The principal offices of the Company are leased by the Company in Hamilton, Bermuda. Terra Nova's London executive offices are leased by Terra Nova and its underwriting and claims staff is located in space leased by Terra Nova in the London Underwriting Centre and in the Institute of London Underwriter's building. Octavian leases offices in London, Poole, Leeds and Chelmsford and also leases space in the Lloyd's building. Additionally Terra Nova leases offices in Brussels and Toronto. Management believes that its office space is adequate for the Company's current needs.

ITEM 3 - LEGAL PROCEEDINGS

The Company, like the insurance industry in general, is subject to litigation in the normal course of its business. Management does not believe that any pending or threatened litigation or dispute will have a material adverse effect on its financial position, although there can be no assurance that losses resulting from any pending or threatened litigation or dispute will not materially affect the Company's result of operation for any period.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters submitted to a vote of security holders during the year were:

     (a) those matters ordinarily dealt with at the Annual General Meeting of the Company in accordance with Bermudian law; and

     (b) changes to the capital structure, Bye-laws and executive share option plans of the Company in connection with the Offerings.

                                   PART II

ITEM 5-MARKET FOR THE REGISTRANT'S ORDINARY SHARES AND RELATED
       SHAREHOLDERS MATTERS.

     (a) The Company's common shares, par value $5.80 per share, commenced trading on April 22, 1996 on the New York Stock Exchange (the "NYSE") under the symbol of TNA. The following table sets forth the high and low sales prices of the common shares in each of the fiscal quarters since such trading commenced, based upon information provided by the NYSE.


     Year Ended December 31, 1996                    High $         Low $

     First Quarter                                       N/A            N/A
     Second Quarter                                   17 5/8         14 1/8
     Third Quarter                                    20 1/2             15
     Fourth Quarter                                       25         19 7/8

     (b) The approximate number of holders of common shares, including individual participants in securities position listings, as at March 14, 1997, was 1,900.

     (c) In 1996, the Board of Directors declared three quarterly dividends of $0.02 per common share. Prior to the Offerings, the Board of Directors declared no dividends for common shares.

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

ITEM 6 - SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

  The following table sets forth selected consolidated financial information with respect to the Company and Terra Nova, its predecessor, for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements of the Company and Terra Nova and related notes thereto and "Management's Discussion and Analysis of Results of Operations and Financial Condition".

  In view of the short period between the date of the Terra Nova Acquisition and year-end, December 31, 1994 has been considered the date of the Terra Nova Acquisition for accounting purposes. As a result, the operations of the Company, UK Holdings and Terra Nova (Bermuda) for the period December 21, 1994 to December 31, 1994, which are not material, have been included in the results of operations of Terra Nova.

FIVE YEAR FINANCIAL SUMMARY

                                                             COMPANY                          TERRA NOVA
                                                        1996        1995             1994        1993        1992
DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA
--------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Gross premiums written                                   361.0       302.7            359.4       320.2       319.0
Net premiums written                                     311.2       247.0            282.5       262.0       225.6
Net premiums earned                                      278.8       251.9            250.4       229.5       221.7

Net investment income                                     78.1        74.5             51.6        46.9        49.1

Income (loss) from continuing operations,
before taxes and minority interests                       82.7        62.4             50.7        81.9       (49.6)
Net income (loss)                                         63.9        43.3             27.4        51.6       (87.7)
Net operating earnings (loss) (1)                         57.2        39.3             25.0        27.1       (58.8)

BALANCE SHEET DATA (AT END OF PERIOD):

Total assets                                           1,867.3     1,785.0          1,751.8     1,641.6     1,748.3
Shareholders' equity                                     398.8       197.0             59.1       163.7       107.7
Long-term debt                                           100.0       100.0             85.0
Convertible redeemable preferred shares                               33.4             33.4

PER SHARE DATA:

Earnings per share (2)                                   $2.70       $2.69                -           -           -
Net operating earnings per share (2)                     $2.38       $2.27                -           -           -
Book value per share (3)                                $15.43      $12.80            $5.80           -           -
Dividends per common share                               $0.06           -                -           -           -

(1) Net operating earnings represents net income before discontinued operations, minority interests and realized gains on investments after tax.
(2) Earnings per share and net operating earnings per share are calculated by using the weighted average number of common shares and common share equivalents outstanding during the period.
(3) Book value per share is equal to total shareholders' equity divided by the number of common shares outstanding at the end of the period.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

Recent Industry Performance

In recent years the insurance industry has experienced a succession of catastrophic losses, including major European storms in 1987 and 1990, the explosion of the Piper Alpha North Sea oil platform in 1988, Hurricane Hugo, the Phillips Petroleum plant explosion and the Exxon Valdez oil spill in 1989, the San Francisco earthquake in 1990, Typhoon Mirielle (Japan) and the Oakland California fires in 1991, Hurricanes Andrew and Iniki and major storms affecting the East Coast of the United States in 1992, the Northridge earthquake in 1994 and the Kobe earthquake in 1995. Consolidations within the insurance industry have also reduced the demand for reinsurance, which in some cases has adversely affected rates and/or underwriting terms and conditions.

As a result of the catastrophe losses suffered in the late eighties and early nineties and the contraction in reinsurance capacity caused by the withdrawal of a number of the Company's competitors, property catastrophe reinsurance rates hardened significantly and retentions increased sharply during the period 1991 through 1993. In 1994, 1995 and 1996, property catastrophe reinsurance rates fell from the strong levels of 1993. Management believes, in light of its experience with the Company's renewals for 1997 business, that premium rates can be expected to decline in 1997 in the absence of a major catastrophe event, but that rates and retention levels in the near future are likely to remain higher than those experienced in 1992.

Premium rates for U.S. casualty insurance and reinsurance have generally declined since 1990, primarily because of more predictable forms of coverage, such as claims made, and the effects of lower inflationary expectations. This resulted in more competitive conditions which have continued in 1996.

After a period of weakness in rates and declining deductibles, terms for marine insurance improved during 1992, 1993 and 1994 with large increases in deductibles and significant rate increases being imposed by marine insurers. While rate reductions have occurred since 1994, particularly in the hull and energy account, as a result of increasingly competitive conditions, deductibles generally remain at the higher levels established in 1992.

THE COMPANY

The following discussion addresses the principal factors affecting the earnings and financial condition of the Company. All references herein to the "Company" are to Terra Nova (Bermuda) Holdings Ltd. ("Bermuda Holdings") and all of its direct and indirect subsidiaries, including Terra Nova Insurance (UK) Holdings plc ("UK Holdings"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Octavian Syndicate Management Limited ("Octavian") and Terra Nova Capital Limited ("Terra Nova Capital").

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
             TERRA NOVA INSURANCE COMPANY LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


  Mix of Business

  The Company's mix of business for the years ended December 31, 1996, 1995 and 1994 and the key ratios by major line of business are as set forth in the following table.


                                                                 Year ended December 31,
                                  -------------------------------------------------------------------------------------
                                         1996                            1995                            1994
                                   Amount     Percent            Amount        Percent            Amount       Percent
                                  --------   ---------          --------      ---------          --------     ---------
                                                                (dollars in thousands)
Gross Premiums Written (1)
  Non-marine property             $178,897        49.5 %        $139,276           46.0 %        $138,547          38.6 %
  Non-marine casualty               68,107        18.9            54,716           18.1            62,164          17.3
  Marine & Aviation                112,342        31.1           104,456           34.5           155,888          43.4
  Life (2)                           1,664         0.5             4,210            1.4             2,763           0.7
                                  --------   ---------          --------      ---------          --------     ---------
  Total                           $361,010       100.0 %        $302,658          100.0 %        $359,362         100.0 %
                                  ========   =========          ========      =========          ========     =========

Net Premiums Written
  Non-marine property             $156,073        50.2 %        $109,349           44.3 %         $97,659          34.5 %
  Non-marine casualty               62,244        20.0            48,118           19.5            52,714          18.7
  Marine & Aviation                 91,185        29.3            85,628           34.6           129,721          45.9
  Life (2)                           1,664         0.5             3,890            1.6             2,409           0.9
                                  --------   ---------          --------      ---------          --------     ---------
  Total                           $311,166       100.0 %        $246,985          100.0 %        $282,503         100.0 %
                                  ========   =========          ========      =========          ========     =========

Net Premiums Earned
  Non-marine property             $131,013        47.0 %        $106,682           42.4 %         $80,003          31.9 %
  Non-marine casualty               55,992        20.1            48,983           19.5            57,757          23.1
  Marine & Aviation                 90,087        32.3            92,345           36.6           110,267          44.0
  Life (2)                           1,664         0.6             3,890            1.5             2,407           1.0
                                  --------   ---------          --------      ---------          --------     ---------
  Total                           $278,756       100.0 %        $251,900          100.0 %        $250,434         100.0 %
                                  ========   =========          ========      =========          ========     =========

Loss and Loss Adjustment
 Expense Ratios
  Non-marine property                             61.6 %                           62.5 %                          65.0 %
  Non-marine casualty                             82.0                            101.3                            87.6
  Marine & Aviation                               55.9                             63.9                            78.4
  Life (2)                                        76.8                             97.2                           110.5
                                             ---------                        ---------                       ---------
        Total                                     64.0 %                           71.1 %                          76.5 %
                                             =========                        =========                       =========

Underwriting Expense Ratios
  Non-marine property                             31.7 %                           33.5 %                          36.9 %
  Non-marine casualty                             28.8                             27.4                            26.5
  Marine & Aviation                               38.4                             35.0                            27.3
  Life (2)                                        19.8                             24.7                            33.7
                                             ---------                        ---------                       ---------
        Total                                     33.2 %                           32.7 %                          30.3 %
                                             =========                        =========                       =========

Combined Ratios
  Non-marine property                             93.3 %                           96.0 %                         101.9 %
  Non-marine casualty                            110.8                            128.7                           114.1
  Marine & Aviation                               94.3                             98.9                           105.7
  Life (2)                                        96.6                            121.9                           144.2
                                             ---------                        ---------                       ---------
        Total                                     97.2 %                          103.8 %                         106.8 %
                                             =========                        =========                       =========

(1) The following table breaks down gross premiums written into gross premiums written during the current year and revisions to prior year premiums written

                                                                                                Year ended December 31,
(dollars in millions)                                                                      1996            1995            1994
-------------------------------------------------------------------------------------------------------------------------------
Gross premiums written during current year                                              $359.3          $309.1          $306.3
Revisions to prior year premiums written for non-LMX business                             (2.4)          (15.7)           35.3
Prior years LMX reinstatement premiums                                                     4.1             9.3            17.8
                                                                                     ----------      ----------      ----------
    Subtotal for prior year premiums                                                       1.7            (6.4)           53.1
                                                                                     ----------      ----------      ----------
Total gross premiums written for all years                                              $361.0          $302.7          $359.4
                                                                                     ==========      ==========      ==========

(2) The Company ceased writing new life insurance business on March 1, 1996.
-------------------------------------------------------------------------------------------------------------------------------

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
             TERRA NOVA INSURANCE COMPANY LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS


  On January 5, 1996 the Company acquired the business and assets of Octavian. The Company's financial statements reflect premiums written by Terra Nova Capital through the Octavian Syndicates for the 1996 year of account totaling $36.8 million, representing approximately 11% of the total premiums written by the Syndicates. In addition to providing capacity to the Octavian Syndicates, the Company, through Octavian, has managed the syndicates for 1996 and will continue to manage them for subsequent years of account. In return it has and will receive management fees with a profit commission component based on the syndicates' results. The Company's 1995 financial statements do not reflect the Octavian Acquisition, or the participation of Terra Nova Capital in the Octavian Syndicates.

RESULTS OF OPERATIONS

  The Company's functional currency is the U.S. dollar. The changes in line item amounts from year to year as discussed below are all affected by the movement in exchange rates, principally the dollar/sterling average rate which varied from
1.57 for 1996, 1.58 for 1995 and 1.54 for 1994.

  Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

  Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased 19.3% to $361.0 million in 1996 from $302.7 million in 1995. The overall increase in gross premiums written of $58.3 million was a consequence of the increase in current year gross premiums written of $50.2 million, together with an increase in prior year premiums of $8.1 million.

  The increase in gross premiums written on the current underwriting year arises from:

  (a) increased writings by Terra Nova (Bermuda) to $33.3 million in 1996 from $6.9 million in 1995 as a consequence of a full year of marketing prior to the January renewals. At least 95% of the business written by Terra Nova (Bermuda) is property business comprising catastrophe, proportional treaty and risk excess business on a world-wide basis. The increases in the property writings at Terra Nova (Bermuda) and increases in proportional treaty and direct business written by Terra Nova have resulted in property gross premiums written increasing to $178.9 million in 1996 from $139.3 million in 1995.

  (b) Terra Nova Capital writing gross premiums of $36.8 million in 1996. Terra Nova Capital was established by the Company to participate in business written by the Octavian Syndicates for the 1996 and subsequent years of account. The majority of the business written by the Octavian Syndicates is U.K. casualty, marine and aviation business.

  Reinsurance ceded decreased by 10.5% to $49.8 million in 1996 from $55.7 million in 1995. The decrease was due to lower reinsurance costs at Terra Nova in 1996 as a result of an increase in the retention of the non-marine property catastrophe reinsurance program and rate reductions obtained on the non-marine property, non-marine casualty and marine programs, partially offset by reinsurance costs of $8.2 million in Terra Nova Capital in 1996.

  Net premiums written increased by 26.0% to $311.2 million in 1996 from $247.0 million in 1995, as a consequence of the increase in gross premiums written referred to above and lower reinsurance costs. Net premiums earned increased 10.7%, to $278.8 million in 1996 from $251.9 million in 1995.

  Net Investment Income. Net Investment income increased 4.9%, to $78.1 million in 1996 from $74.5 million in 1995. The increase arose from an increase of 11.9% in average invested assets, primarily attributable to the IPO in April 1996, partially offset by lower portfolio yields. The average investment yield before realized gains and losses was 6.3% and 6.7% in 1996 and 1995, respectively. The average duration of fixed maturity investments at December 31, 1996 and 1995 was 4.2 years and 4.1 years, respectively.

  Realized Net Capital Gains on Sales of Investments. Realized net capital gains on sales of investments increased $2.4 million to $11.8 million in 1996 from $9.4 million in 1995 mainly due to equity securities sold in the year.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
             TERRA NOVA INSURANCE COMPANY LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

  Foreign Exchange Gains. Foreign exchange gains of $0.4 million in 1996 and $1.1 million in 1995 arose from foreign currency transactions during the year together with the translation of foreign currency assets and liabilities into U.S. dollars, the Company's functional currency.

  Agency Income. This income consists of fees received by Octavian in respect of the managing of certain Lloyd's syndicates.

  Losses and Loss Adjustment Expenses. Losses and LAE decreased 0.5%, to $178.3 million in 1996 from $179.1 million in 1995. As a percentage of net premiums earned, losses and LAE decreased 7.1 percentage points, to 64.0% in 1996 from 71.1% in 1995. The loss and LAE ratio for non-marine property business marginally decreased to 61.6% in 1996 from 62.5% in 1995, due to slightly more favorable loss experience in 1996 compared to 1995. The loss and LAE ratio for non-marine casualty business decreased to 82.0% in 1996 from 101.3% in 1995 as a result of stable results for prior years in 1996. The decrease in the marine loss and LAE ratio to 55.9% in 1996 from 63.9% in 1995 was a consequence of the lower reinsurance costs experienced in 1996 and a decrease in adverse development of the 1992 and prior years on the marine LMX business in 1996.

  Acquisition Costs. Acquisition costs, which are comprised of commission expenses and other underwriting expenses, increased 13.9% to $82.4 million in 1996 from $72.3 million in 1995. Acquisition costs as a percentage of net premiums earned increased to 29.6% in 1996 from 28.7% in 1995. The increase was a result of changes made to Terra Nova's mix of business in order to protect earnings from price weakness in certain lines of business, but this has been offset by lower claims costs.

  Other Operating Expenses. Other operating expenses increased 1.1% to $10.2 million in 1996 from $10.1 million in 1995. Other operating expenses as a percentage of net premiums earned decreased to 3.7% in 1996 from 4.0% in 1995.

  Net Interest Expense. Net interest expense in 1996 relates to interest on the $100 million 10.75% Senior Notes issued on June 30, 1995. The net interest expense in 1995 relates to interest on an $85 million Credit Agreement which became effective on December 21, 1994 and which was repaid in full out of the proceeds of the Senior Notes issued on June 30, 1995, as well as interest of $5.4 million on the Senior Notes.

  Agency Expenses. These expenses consist of costs incurred in managing certain Lloyd's syndicates.

  Other Expenses. Other expenses increased 48.9%, to $5.3 million in 1996 from $3.5 million in 1995, due to an increased level of corporate activity in 1996.

   Income from Continuing Operations before Income Taxes and Minority Interests. Income from continuing operations before income taxes and minority interests increased 32.4% to $82.7 million in 1996 from $62.4 million in 1995, primarily due to an increase in investment income and an improved underwriting result in 1996.

  Income Tax Expense. Income tax expense increased $1.2 million, to $17.8 million in 1996 from $16.6 million in 1995, as a consequence of the increase in operating income of the United Kingdom subsidiaries.

  Income from Continuing Operations. Income from continuing operations increased $19.1 million, to $64.9 million in 1996 from $45.8 million in 1995, as a result of the factors described above.

  Combined Ratios. The Company's combined ratios were 97.2% for 1996 and 103.8% for 1995. This reduction is primarily due to stable results for prior years in 1996.

  Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

  Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written decreased 15.8% to $302.7 million in 1995 from $359.4 million in 1994. Gross premiums written for the current year increased by $2.8 million to $309.1 million in 1995 from $306.3 million in 1994. The overall decrease in gross premiums written of $56.7 million was due to the increase in current year gross premiums written of $2.8 million

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
             TERRA NOVA INSURANCE COMPANY LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS


being offset by a reduction to prior year premiums written of $59.5 million, due primarily to a change in premium estimates of ceding companies and brokers.

  The increase in gross premiums written on the current underwriting year of $2.8 million arose from an increase of $10.0 million and $1.4 million in the non-marine property and life business, respectively, offset by decreases of $1.9 million and $6.7 million in the non-marine casualty and marine classes, respectively. The increase in non-marine property gross premiums written on the current underwriting year of $10.0 million, to $136.3 million in 1995 from $126.3 million in 1994, was primarily attributable to increased volumes of writings at the Company's overseas offices, which write predominately proportional treaty and primary reinsurance business, and increased writings in primary business, mainly through the Company's United States surplus lines business. The decrease in marine gross premiums written on the current underwriting year of $6.7 million, to $113.7 million in 1995 from $120.4 million in 1994, arose from volume and rate reductions in the energy account.

  The reduction to prior year premiums written arose from decreases of $9.2 million, $5.6 million and $44.7 million on the non-marine property, non-marine casualty and marine business, respectively. The reduction in prior year reinstatement premiums arose on the discontinued marine LMX business, which also experienced a reduction in prior year losses, while the decline in prior year marine premiums written resulted principally from the proportional energy and cargo accounts, and was offset by correspondingly lower claim estimates.

  Reinsurance ceded decreased by 27.6% to $55.7 million in 1995 from $76.9 million in 1994. The decrease was a consequence of prior year reinsurance premiums decreasing by $10.3 million, to $9.8 million in 1995 from $20.1 million in 1994, primarily due to the Company having paid reinstatement premiums arising from Hurricane Andrew and 1992 and prior year marine LMX business in 1994. The remaining decrease was a result of a reduction in marine reinsurance costs due to structural changes in the marine reinsurance programs, lower reinsurance costs experienced on the non-marine property account due to lower reinsurance rates and certain structural changes in the non-marine property reinsurance program.

  Net premiums written decreased by $35.5 million, to $247.0 million in 1995 from $282.5 million in 1994, as a consequence of the decrease in gross premiums written referred to above offset by lower reinsurance costs. Net premiums earned increased 0.6%, to $251.9 million in 1995 from $250.4 million in 1994.

  Net Investment Income. Net investment income increased 44.4% to $74.5 million in 1995 from $51.6 million in 1994. The increase arose (i) from an increase in average invested assets of $215.4 million, primarily as a consequence of the acquisition of Terra Nova (Bermuda) on December 21, 1994 which increased invested assets by $152.4 million, and proceeds from the Rights Offering of $50.4 million, and (ii) a higher yield resulting from (a) a greater proportion of fixed maturity investments in the investment portfolio in 1995 compared to 1994 and (b) an increase in the duration of the portfolio. The average investment yield before realized gains or losses was 6.7% and 5.7% in 1995 and 1994, respectively. The average duration of fixed maturity investments at December 31, 1995 and 1994 was 4.1 years and 3.5 years, respectively.

  Realized Net Capital Gains on Sales of Investments. Realized net capital gains on sales of investments decreased $4.5 million to $9.4 million in 1995 from $13.9 million in 1994 due to a lower level of activity in the equities portfolio.

  Foreign Exchange Gains. Foreign exchange gains of $1.1 million in 1995 and $4.8 million in 1994 arose from foreign currency transactions during the year together with the translation of foreign currency assets and liabilities into U.S. dollars, the Company's functional currency.

  Losses and Loss Adjustment Expenses. Losses and LAE decreased 6.6%, to $179.1 million in 1995 from $191.7 million in 1994. The decrease in losses and LAE was due primarily to lower catastrophe loss severity and a lower level of adverse development related to prior years which declined to $3.2 million in 1995 from $26.9 million in 1994. The $3.2 million of adverse development in 1995 resulted from an increase in asbestos and pollution reserves of $9.7 million, offset by favorable development in all other lines of $6.5 million. As a percentage of net premiums earned, losses and LAE decreased 5.4%, to 71.1% in 1995 from 76.5% in 1994. The loss and LAE ratio for non-marine property business decreased to 62.5% in 1995 from 65.0% in 1994 largely as a result of lower catastrophe loss severity. The loss and LAE ratio for non-marine casualty business increased to

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
             TERRA NOVA INSURANCE COMPANY LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS


101.3% in 1995 from 87.6% in 1994 due to an increase in 1995 in the reserve for asbestos and pollution losses. The decrease in the marine loss and LAE ratio to 63.9% in 1995 from 78.4% in 1994 was a consequence of the lower reinsurance costs experienced in 1995, a decrease in adverse development of the 1992 and prior years on the marine LMX business in 1995 and the more favorable loss environment experienced in 1995 compared to 1994.

  Acquisition Costs. Acquisition costs, which are comprised of commission expenses and other underwriting expenses, increased 7.6% to $72.3 million in 1995 from $67.2 million in 1994. Acquisition costs as a percentage of net premiums earned increased to 28.7% in 1995 from 26.9% in 1994. The increase was a result of changes in the business mix on the property and marine classes in 1995.

  Other Operating Expenses. Other operating expenses increased 18.8% to $10.1 million in 1995 from $8.5 million in 1994. Other operating expenses as a percentage of net premiums earned increased to 4.0% in 1995 from 3.4% in 1994. The increase was due to an increase in the resources of the actuarial and finance departments during 1995 in response to the growth in size of the Company.

  Net Interest Expense. Net interest expense in 1995 relates to interest of $4.0 million on the loan received pursuant to a credit facility related to the Terra Nova Acquisition, which became effective on December 21, 1994 and which was repaid in full out of the proceeds of the Senior Notes, and to interest of $5.4 million on the Senior Notes. No debt was outstanding during most of 1994.

  Other Expenses. Other expenses increased 52.2%, to $3.5 million in 1995 from $2.3 million in 1994, due to the establishment of the Bermuda operations and an increased level of corporate activity in 1995.

  Income from Continuing Operations before Income Taxes and Minority Interests. Income from continuing operations before income taxes and minority interests increased 23.1% to $62.4 million in 1995 from $50.7 million in 1994, primarily due to an increase in investment income and lower underwriting losses in 1995.

  Income Tax Expense. Income tax expense increased $0.1 million, to $16.6 million in 1995 from $16.5 million in 1994, as a consequence of the increase in operating income of the United Kingdom subsidiaries.

  Income from Continuing Operations. Income from continuing operations increased $11.5 million, to $45.8 million in 1995 from $34.3 million in 1994, as a result of the factors described above.

  Combined Ratios. The Company's combined ratios were 103.8% for 1995 and 106.8% for 1994. This reduction was due to lower property catastrophe losses and marine LMX losses in 1995, offset by an increase in losses on the casualty business in 1995 compared to 1994.


AVIATION BUSINESS IN RUN-OFF

  Pursuant to a decision by Terra Nova's directors in February 1992 to cease writing aviation business ("Aviation"), Aviation has been accounted for as a discontinued operation in the financial statements of Terra Nova, the Company's predecessor. Insurance cover provided under Aviation policies issued by Terra Nova ceased upon the expiration of the last policy on December 31, 1992. Accordingly, Terra Nova has not been subject to any new Aviation risks since that date. However, Terra Nova may continue to receive payments from policyholders pursuant to existing contracts and to make payments under ceded reinsurance contracts. In addition, Terra Nova will continue to settle claims and make recoveries from its reinsurers. These future receipts and payments, together with the costs of running off the Aviation business, have been considered as part of estimating the loss from abandonment of Aviation for periods up to December 31, 1994. However, estimates of ultimate liabilities for losses and loss adjustment expenses may vary as a result of subsequent development. The net loss of $6.8 million in 1994 was related primarily to the increase in prior year reserves relating to an unexpected decision by a U.S. federal court concerning the 1988 Pan Am Lockerbie air disaster.

  Following the Terra Nova Acquisition, charges or credits resulting from changes in estimates after December 31, 1994 are reflected in continuing operations of the Company. In 1996 and 1995 the aviation business in run-off produced a break-even result.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
             TERRA NOVA INSURANCE COMPANY LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS



TAXATION

  Since 1983 the U.K. Inland Revenue had asserted that the Company's loss reserves should have been discounted in determining underwriting results for corporation tax purposes, although the Company did not accept discounting as an appropriate accounting policy nor the U.K. Inland Revenue's assertion in this regard. On January 26, 1996 the U.K. Inland Revenue withdrew their assertion and have stated that they currently have no intention of raising the issue in relation to the tax liability on all years prior to and including 1995. In March 1996, the Inland Revenue repaid all the taxes (including interest on the overdue amount) due to Terra Nova relating to this dispute.


LIQUIDITY AND CAPITAL RESOURCES

  On April 22, 1996 the Company completed an initial public offering of 6,600,000 Class A Ordinary Shares at a price to the public of $17, of which 5,280,000 Shares were initially offered for sale in the United States, Bermuda and Canada and 1,320,000 Shares were initially offered for sale outside the United States, Bermuda and Canada in a concurrent offering ("the Offerings").
In addition, the Company granted to the U.S. underwriters for the Offerings an option to purchase up to 990,000 additional Shares of which 675,000 were purchased. The proceeds of the Offerings, including the additional 675,000 shares purchased, were $114.0 million after expenses. Of these net proceeds, $16.0 million was used to redeem a portion of the Company's non-voting convertible redeemable preference shares, $75 million was contributed to Terra Nova (Bermuda) to support its insurance operations, including increasing the capacity potentially available to the Octavian Syndicates from the Company, and $15 million was contributed to Terra Nova, with the balance retained for general corporate purposes.

In addition, the Company in connection with the offerings completed on April 22, 1996 performed the following:

  (a) issued 2,038,869 ordinary shares in exchange for the ordinary shares and preferred shares of Terra Nova and Terra Nova (Bermuda) which were held by minority interests; and

  (b) converted 16,317,354 of the Company's convertible redeemable preferred shares into 989,697 ordinary shares of the Company, and redeemed for cash 17,058,455 of the Company's convertible redeemable preferred shares.

   The Company's assets consist primarily of the capital stock of UK Holdings and Terra Nova (Bermuda), and UK Holdings' assets consist primarily of the capital stock of Terra Nova, Terra Nova Capital and Octavian. The ability of the Company to pay dividends on its capital stock and to pay its obligations depends primarily on dividends or other payments from Terra Nova, Terra Nova (Bermuda), Terra Nova Capital and Octavian. The payment of dividends and other payments by Terra Nova, Terra Nova Capital and Octavian are subject to restrictions under U.K. law and Terra Nova (Bermuda) is subject to restriction under Bermuda law.

   The sources of funds for the Company's subsidiaries consist primarily of net premiums, investment income and proceeds from sales and redemptions of investments. The funds are used primarily to pay claims and operating expenses and for the purchase of investments, largely fixed income securities.

  The consolidated shareholders' equity of the Company at December 31, 1996 of $398.8 million represented the combined shareholders' equity in Terra Nova, Terra Nova (Bermuda) and Octavian of $488.5 million and other net assets of $10.3 million, reduced by $100.0 million of debt in UK Holdings.

  The shareholders' equity of Terra Nova at December 31, 1996 was $253.1 million. The increase of $41.2 million during 1996 was due to net income of $31.8 million (after dividends paid to UK Holdings of $7.2 million, used primarily to pay interest on the Company's debt obligations) and additional capital of $15 million contributed during 1996, partially offset by $5.6 million of unrealized losses on investments (net of tax). The shareholders' equity of Terra Nova (Bermuda) at December 31, 1996 was $223.4 million. The increase of $100.5 million during 1996 was due to net income of $32.1 million and additional capital of $75 million contributed during 1996, partially offset by $6.6 million of unrealized losses on investments.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
             TERRA NOVA INSURANCE COMPANY LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS


  For the years ended December 31, 1996 and 1995, the cashflow provided by operating activities of the Company and available for investment was $30.6 million and $9.4 million, respectively. The increase in cash flows provided by operating activities in 1996 was primarily due to:

  (a) Cashflows from Terra Nova Capital of $5.3 million in 1996;
  (b) Increased writings in Terra Nova (Bermuda) in 1996 compared to 1995; and
  (c) Lower tax and interest payments in 1996 compared to 1995.

  Total investments and cash were $1,290.5 million at December 31, 1996. At December 31, 1996, 86.8%, 9.3% and 3.9% of total investments and cash were held in fixed maturities, common stocks and cash and cash equivalents, respectively. At December 31, 1996, approximately 96% of the Company's fixed income investments were rated "A" or better by Moody's or S&P. The Company's investment portfolio earned interest and dividend income, net of investment management fees, of 6.3% and 6.7% in 1996 and 1995, respectively. The Company had realized investment gains of $11.8 million and $9.4 million in 1996 and 1995, respectively.

  On September 11, 1996 A.M. Best assigned a group rating of "A-" to the Company reflecting the group's strong consolidated balance sheet, improved liquidity, disciplined exposure management, geographic risk spread, premium growth through acquisition and experienced management team.

  Certain information contained herein is based on management's estimates, assumptions and projections. Important factors that could cause actual results to differ materially from those estimated by management include, among other things, an unexpected increase in competition, unfavorable government regulation, the pricing environment and other industry developments.

  On February 26, 1997 the Company announced that net premiums written for 1997 would exceed 1996 by 40% primarily because of the large increase in the Company's participation in syndicates managed by Octavian.


FOREIGN CURRENCY

  The Company's assets, liabilities, revenues and expenses, except for the majority of corporate overheads which are paid in British pounds, are predominantly in U.S. dollars. Accordingly, the Company's functional currency is the U.S. dollar and the Company accounts for foreign currency transactions. Certain other net translation adjustments are shown as a separate component of shareholders' equity.

DIVIDEND POLICY

  On April 30, 1996 the Company declared a dividend of $0.02 per share paid on June 28, 1996, to shareholders of record as of June 7, 1996. On August 6, 1996 the Company declared a dividend of $0.02 per share paid on September 27, 1996, to shareholders of record as of September 6, 1996. On November 26, 1996 the Company declared a dividend of $0.02 per share paid on December 27, 1996, to shareholders of record as of December 6, 1996. On February 10, 1997 the Company declared a dividend of $0.02 per share payable on March 27, 1997, to shareholders of record as of March 6, 1997. The declaration and payment of dividends is at the discretion of the Board of Directors of the Company and will depend upon the Company's results of operations, the financial position and capital requirements of the Company's operating subsidiaries, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors of the Company deems relevant. While the Company is not itself subject to any contractual restrictions or significant legal prohibitions on dividend payments the Company's subsidiaries are subject to regulatory and legal constraints on their respective abilities to pay dividends. Accordingly, there is no assurance that dividends will be declared or paid in the future.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
             TERRA NOVA INSURANCE COMPANY LIMITED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS


ITEM 8 - FINANCIAL STATEMENTS

INDEX                                                                   PAGE


 .  Report of Management's Responsibilities.                             47

 .  Report of Independent Accountants.                                   48

Audited Consolidated Financial Statements:

 .  Consolidated Balance Sheets of Terra Nova (Bermuda) Holdings Ltd.
   ("the Company") as of December 31, 1996 and 1995.                    49

 .  Consolidated Statements of Operations for the year ended December
   31, 1994 of Terra Nova Insurance Company Limited ("Terra Nova" or
   the "Predecessor") and for the years ended December 31, 1996
   and 1995 of the Company.                                             50

 .  Consolidated Statements of Shareholders' Equity for the year ended
   December 31, 1994 of Terra Nova and for the years ended December 31,
   1996 and 1995 of the Company.                                        51

 .  Consolidated Statements of Cash Flows for the year ended December
   31, 1994, of Terra Nova and for the years ended December 31, 1996
   and 1995 of the Company.                                             52

 .  Notes to Consolidated Financial Statements - including summarized consolidated financial information of Terra Nova Insurance
   (UK) Holdings plc as of December 31, 1996 and 1995.                  53

REPORT OF MANAGEMENT'S RESPONSIBILITIES

Management is responsible for the integrity of the consolidated financial statements and related notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include management's estimates for transactions not yet complete or for which the ultimate effects cannot be precisely determined.

The Company maintains internal accounting controls which have been designed to provide reasonable assurance that all assets are safeguarded against unauthorized use or disposition and that transactions are authorized, executed and recorded properly in accordance with management's authorizations. The internal accounting controls are continually reviewed by qualified personnel.

The Company engages Coopers & Lybrand as independent accountants to audit the consolidated financial statements and express their opinion thereon. Their audit includes a review and evaluation of the Company's internal controls and systems, the testing of the accounting records and other procedures necessary to support the opinion. Coopers & Lybrand has the right of full access to all records and members of management in conducting their audit.



W.O. Bailey                                 W.J. Wedlake
Chairman, President and                     Chief Financial Officer
Chief Executive Officer

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
TERRA NOVA (BERMUDA) HOLDINGS LTD. AND THE SHAREHOLDERS
AND BOARD OF DIRECTORS OF TERRA NOVA INSURANCE COMPANY LIMITED.

  We have audited (a) the accompanying consolidated balance sheets of Terra Nova (Bermuda) Holdings Ltd. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996 and (b) the consolidated statements of operations, shareholders' equity and cash flows of Terra Nova Insurance Company Limited (the Predecessor) and subsidiaries for the year ended December 31, 1994. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, (a) the consolidated financial position of Terra Nova (Bermuda) Holdings Ltd. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 and (b) the consolidated results of operations and cash flows of Terra Nova Insurance Company Limited and subsidiaries for the year ended December 31, 1994, in conformity with accounting principles generally accepted in the United States of America.




Coopers & Lybrand
Hamilton, Bermuda
February 26, 1997

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                AT DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                                                             1996                   1995
-------------------------------------------------------------------------------------------------------------------------------
                                           ASSETS
Investments available for sale and cash, at fair value:
  Fixed maturities:

       Bonds (amortized cost $1,095,126 and $938,146 respectively)                          $1,119,531                $998,901
   Common stocks (cost $92,877 and $69,200 respectively)                                       120,411                  80,410
   Cash and cash equivalents                                                                    50,544                  88,725
                                                                                    -------------------  ----------------------

          Total investments and cash                                                         1,290,486               1,168,036
Accrued investment income                                                                       24,351                  23,781
Insurance balances receivable                                                                   31,943                  28,277
Reinsurance recoverable on paid losses                                                          43,745                  38,289
Reinsurance recoverable on unpaid losses                                                       254,129                 354,417
Accrued premium income                                                                         121,900                 102,177
Prepaid reinsurance premiums                                                                     8,261                   3,943
Deferred acquisition costs                                                                      45,279                  36,950
Goodwill                                                                                         9,942                       -
Other assets                                                                                    37,311                  29,166

                                                                                    -------------------  ----------------------
           Total assets                                                                     $1,867,347              $1,785,036
                                                                                    ===================  ======================
                                        LIABILITIES

Unpaid losses and loss adjustment expenses                                                  $1,078,108              $1,168,652
Unearned premiums                                                                              173,120                 139,993
Insurance balances payable                                                                      18,340                  25,437
Income taxes payable                                                                            21,311                      70
Deferred income taxes                                                                            8,720                  14,931
Long-term debt                                                                                 100,000                 100,000
Net liabilities of Aviation business in run-off                                                 43,286                  63,772
Other liabilities                                                                               25,703                  21,041

                                                                                    -------------------  ----------------------
        Total liabilities                                                                   $1,468,588              $1,533,896
                                                                                    -------------------  ----------------------

Commitments and contingent liabilities (note 16)                                                     -                       -
Convertible redeemable preferred shares                                                              -                  33,376
Minority interests in subsidiaries                                                                   -                  20,756
                                                                                    -------------------  ----------------------
                                    SHAREHOLDERS' EQUITY

Common Shares (note 11)                                                                        149,933                  89,282
Additional capital                                                                             111,544                  18,203
Unrealized appreciation of investments, net of minority interests and income tax                36,271                  49,972
Cumulative translation adjustments                                                                 190                       -
Retained earnings                                                                              100,821                  39,551
                                                                                    -------------------  ----------------------
          Total shareholders' equity                                                           398,759                 197,008
                                                                                    -------------------  ----------------------
          Total liabilities, convertible redeemable preferred shares,
                                                                                    -------------------  ----------------------
          minority interests and shareholders' equity                                       $1,867,347              $1,785,036
                                                                                    ===================  ======================




        See accompanying notes to the consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                      TERRA NOVA INSURANCE COMPANY LIMITED
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEAR ENDED DECEMBER 31,
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                          TERRA NOVA
                                                                                                         (PREDECESSOR)
                                                                                  1996         1995          1994
--------------------------------------------------------------------------------------------------------------------
REVENUES
         Net premiums written                                                  $311,166      $246,985      $282,503
         (Increase) decrease in unearned premiums                               (32,410)        4,915       (32,069)
                                                                              ----------   -----------  ------------
         Net premiums earned                                                    278,756       251,900       250,434
         Net investment income                                                   78,130        74,478        51,575
         Realized net capital gains on sales of investments                      11,750         9,384        13,898
         Foreign exchange gains                                                     425         1,110         4,815
         Agency income                                                            8,998             -             -
                                                                              ----------   -----------  ------------
                   Total revenues                                               378,059       336,872       320,722
                                                                              ----------   -----------  ------------
EXPENSES
         Losses and loss adjustment expenses, net                               178,274       179,111       191,653
         Acquisition costs                                                       82,394        72,314        67,246
         Other operating expenses                                                10,175        10,069         8,522
         Interest expense                                                        10,750         9,411           221
         Agency expenses                                                          8,537             -             -
         Other expenses                                                           5,261         3,534         2,343
                                                                              ----------   -----------  ------------
                 Total expenses                                                 295,391       274,439       269,985
                                                                              ----------   -----------  ------------

Income from operations before income taxes, discontinued operations and
minority interests                                                               82,668        62,433        50,737
Income tax expense                                                               17,777        16,630        16,458
Minority interests in income of consolidated subsidiaries                           985         2,552             -
                                                                              ----------   -----------  ------------
Income from continuing operations                                                63,906        43,251        34,279
Loss on abandonment of Aviation business (less applicable income tax benefit
of $3,364 for 1994)                                                                   -             -        (6,830)
                                                                              ----------   -----------  ------------
                                                                              ==========   ===========  ============
Net income                                                                      $63,906       $43,251       $27,449
                                                                              ==========   ===========  ============


Earnings per common share and common share equivalent:                            $2.70         $2.69
Weighted average number of common shares and common share equivalents
outstanding (in thousands):                                                      23,590        15,650




        See accompanying notes to the consolidated financial statements

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                      TERRA NOVA INSURANCE COMPANY LIMITED
                             AND THEIR SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            YEAR ENDED DECEMBER 31,
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                  NON-                            UNREALIZED
                                                REDEEMABLE                       APPRECIATION   CUMULATIVE                TOTAL
                                                PREFERRED  COMMON   ADDITIONAL  (DEPRECIATION)  TRANSLATION  RETAINED  SHAREHOLDERS'
                                                 SHARES    SHARES     CAPITAL   OF INVESTMENTS  ADJUSTMENTS  EARNINGS    EQUITY
------------------------------------------------------------------------------------------------------------------------------------
TERRA NOVA (PREDECESSOR)
    Balance, January 1, 1994                        $-    $35,697         $-       $39,708         $-        $88,337     $163,742
    Shares repurchased                               -    (35,697)         -             -          -              -      (35,697)
    Shares issued                                    2     27,427      8,444             -          -           (176)      35,697
    Net depreciation                                 -          -          -       (81,354)         -              -      (81,354)
    Deferred income tax benefit                      -          -          -        26,899          -              -       26,899
    Net income                                       -          -          -             -          -         27,449       27,449
                                                 -----  ---------  ---------     ---------      -----      ---------     --------
    Balance, December 31, 1994                       2     27,427      8,444       (14,747)         -        115,610      136,736
BERMUDA HOLDINGS
    Aggregate adjustments to
      reflect acquisition of Terra Nova;
      UK Holdings; and UCM by Bermuda
      Holdings                                     (2)     31,630     (8,444)       14,747          -       (115,610)     (77,679)
                                                 -----  ---------  ---------     ---------      -----      ---------     --------
    Balance, December 31, 1994                       -     59,057          -             -          -              -       59,057
    Shares issued                                    -     30,225     18,203             -          -              -       48,428
    Net appreciation                                 -          -          -        68,144          -              -       68,144
    Deferred income tax expense                      -          -          -       (18,172)         -                     (18,172)
    Net income                                       -          -          -             -                    43,251       43,251
    Dividends paid on convertible                                                                   -
       redeemable preferred shares                   -          -          -             -          -         (3,700)      (3,700)
                                                 -----   --------  ---------     ---------      -----      ---------     --------
    Balance, December 31, 1995                       -     89,282     18,203        49,972          -         39,551      197,008
    Shares issued in initial public offering         -     42,195     71,758             -          -              -      113,953
    Shares issued in exchange for
        minority interests in subsidiaries           -     11,826      8,655             -          -              -       20,481
    Shares issued for conversion of
       convertible redeemable preferred shares       -      5,740     12,108             -          -              -       17,848
    Other shares issued during period                -        890        820             -          -              -        1,710
    Net depreciation                                 -          -          -       (18,430)         -              -      (18,430)
    Deferred income tax benefit                      -          -          -         4,729          -              -        4,729
    Changes during the year                          -          -          -             -        190              -          190
    Net income                                       -          -          -             -          -         63,906       63,906
    Dividends payable on ordinary shares - $0.06
        per share                                    -          -          -             -          -         (1,548)      (1,548)
    Dividends payable on convertible
       redeemable preferred shares                   -          -          -             -          -         (1,088)      (1,088)
                                                 =====   ========  =========     =========     ======       ========     ========
    Balance, December 31, 1996                       -   $149,933   $111,544       $36,271       $190       $100,821     $398,759
                                                 =====   ========  =========     =========     ======      =========     ========



        See accompanying notes to the consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                      TERRA NOVA INSURANCE COMPANY LIMITED
                             AND THEIR SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEAR ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                                                                                        TERRA NOVA
                                                                                                                       (PREDECESSOR)
                                                                                            1996              1995           1994
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                           $63,906           $43,251        $27,449
Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of goodwill                                                               1,105                 -              -
      Bad debt (benefits ) expenses                                                         (1,142)            3,000          3,890
      Realized net capital gains                                                           (11,750)           (9,384)       (13,898)
      Change in unpaid losses and loss adjustment expenses                                 (95,658)          (57,366)      (115,545)
      Change in unearned premiums and prepaid reinsurance                                   28,809            (4,848)        32,047
      Change in insurance balances payable                                                  (7,097)          (24,056)         5,704
      Change in insurance balances receivable, accrued premium income
          and reinsurance recoverable on paid and unpaid losses                             68,751            78,648         78,592
      Change in deferred acquisition costs                                                  (8,329)           (5,429)        (9,094)
      Change in accrued investment income                                                     (606)           (4,803)        (2,858)
      Change in current and deferred income taxes                                           17,521            (6,612)         4,951
      Change in other assets and liabilities, net                                           (4,436)            6,601         15,381
      Change in net liabilities of discontinued operations                                 (20,486)           (9,576)        17,702
                                                                                      ------------      ------------   ------------
              Total adjustments                                                            (33,318)          (33,825)        16,872
                                                                                      ------------      ------------   ------------

              Net cash provided by operating activites                                      30,588             9,426         44,321
                                                                                      -------------     -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds of fixed maturities matured                                                  65,589           107,643         91,504
      Proceeds of fixed maturities sold                                                    291,803           207,581        282,145
      Proceeds of equity securities sold                                                   163,173           118,340        174,884
      Purchase of fixed maturities                                                        (491,326)         (520,052)      (496,362)
      Purchase of equity securities                                                       (183,492)         (132,451)       (96,955)
      Payment consideration for Octavian                                                    (9,393)                -              -
      Acquisition expenses                                                                    (644)                -              -


                                                                                      -------------     -------------  -------------
               Net cash used in investing activities                                      (164,290)         (218,939)       (44,784)
                                                                                      -------------     -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from public debt offering                                                         -           100,000              -
      Repayment of long term bank debt                                                           -           (85,000)             -
      Payment of fees for financing public debt offering                                         -            (5,346)             -
      Net proceeds from initial public offering                                            113,953                 -              -
      Redemption of preferred shares                                                       (16,035)                -              -
      Proceeds from shares issued                                                              158            46,383              -
      Proceeds from minority shareholders                                                        -             4,229              -
      Preference dividends paid to stockholders                                               (499)                -              -
      Ordinary dividends paid to stockholders                                               (1,548)           (3,700)             -
                                                                                      ------------      ------------   ------------
               Net cash provided by financing activities                                    96,029            56,566              -
                                                                                      ------------      ------------   ------------
      Change in cash and cash equivalents                                                  (37,673)         (152,947)          (463)
      Exchange on foreign currency cash balances                                              (508)             (534)         3,571
      Cash and cash equivalents at beginning of year                                        88,725           242,206        108,029
                                                                                      ============      ============   ============
      Cash and cash equivalents at end of year                                             $50,544           $88,725       $111,137*
                                                                                      ============      ============   ============
      Supplemental disclosure of cash flow information
               Income taxes paid (refunded)                                                   $303           $14,512        $(1,399)
                                                                                      =============     =============  =============
               Interest paid                                                               $10,750            $4,227             $-
                                                                                      =============     =============  =============

* The balance at December 31, 1994 represents the cash and cash equivalents of the predecessor and, therefore, does not agree to the cash and cash equivalents at the beginning of 1995 presented in this statement.



        See accompanying notes to the consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

  Terra Nova (Bermuda) Holdings Ltd. ("Bermuda Holdings") was incorporated in Bermuda. All references herein to the "Company" are to Bermuda Holdings and all of its direct and indirect subsidiaries, including Terra Nova Insurance (UK) Holdings plc ("UK Holdings"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Octavian Syndicate Management Limited ("Octavian") and Terra Nova Capital Limited ("Terra Nova Capital").

  The Company is a specialty property and casualty and marine insurance and reinsurance company operating in the London market through its London based subsidiary Terra Nova, in the Bermuda market through its Bermuda based subsidiary Terra Nova (Bermuda) and in the Lloyd's market through its London based subsidiary Terra Nova Capital. The principal lines of business consist of various classes of (i) non-marine property coverage written largely on a reinsurance basis, (ii) non-marine casualty coverage written largely on a reinsurance basis, and (iii) marine and aviation coverage written on both a primary and a reinsurance basis. Writings originate worldwide. The vast majority of insurance and reinsurance business is written through brokers authorized to place business at Lloyd's. Business is also written through non-Lloyd's brokers and with individual ceding companies. The broker is regarded as the agent of the insured or reinsured in placing the business. On January 5, 1996, the Company purchased the business and assets of Octavian ("Octavian Acquisition"), a Lloyd's managing agent, consisting primarily of the rights to manage five Lloyd's syndicates ("the Octavian syndicates"), for the 1996 and subsequent years of account.

2.  BASIS OF PREPARATION

  On December 21, 1994 Terra Nova (Bermuda) Holdings Ltd. acquired 94.83% of the outstanding shares of Terra Nova through its wholly owned subsidiary, Terra Nova Insurance (UK) Holdings plc ("UK Holdings"). On the same date, Terra Nova (Bermuda) Holdings Ltd. acquired 87.97% of the outstanding shares of Underwriters Capital (Merret) Limited ("UCM") which was renamed Terra Nova (Bermuda). The total purchase price and capital contributed by Terra Nova (Bermuda) Holdings Ltd. to acquire Terra Nova and Terra Nova (Bermuda) was $186,322,000 which approximates the fair value at December 31, 1994.

  In connection with these Acquisitions, ordinary and preferred shares of Terra Nova and Terra Nova (Bermuda) were acquired or retained by certain shareholders of Bermuda Holdings. Dividend payments on such shares were restricted. In connection with the acquisitions of such shares, the shareholders entered into agreements whereby the shareholders could exchange some or all of their respective shares of Terra Nova and Terra Nova (Bermuda) for cash or, at the option of UK Holdings or Bermuda Holdings, shares of certain classes of the capital stock of UK Holdings or Bermuda Holdings. These interests have been treated as minority interests in the financial statements prior to the Offerings (see note 5) and in connection with the Offerings the minority interests were exchanged for shares in Bermuda Holdings.

  The consolidated statements of operations, shareholders' equity and cash flows for Terra Nova for the year ended December 31, 1994 and the related notes reflect the historical operations of Terra Nova. The notes to the financial statements present information in relation to Terra Nova's continuing operations, except for note 18, which presents information about Aviation business in run-off. The predecessor financial information includes the operations of the Company for the period December 21, 1994 to December 31, 1994, which increased retained earnings and total shareholders' equity by $184,000. The pre-acquisition operations of Terra Nova (Bermuda) are not significant and have not been included in the predecessor information since the business is no longer being written.

  The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The significant accounting policies of the Company and Terra Nova are as follows:

  (a) INVESTMENTS AND RELATED INCOME: Investments in fixed maturities and equity securities are classified as available for sale and held with the intention of selling such investments from time to time, and are carried at fair value. Unrealized gains and losses, net of related deferred income taxes and minority interests, are reflected directly in shareholders' equity. Realized gains and losses are reflected in operations and determined by specific identification. Investment income is recorded as earned.

  (b) CASH AND CASH EQUIVALENTS: Cash and cash equivalents are comprised of cash and various short-term investments which have maturities when purchased of 90 days or less. Cash equivalents are stated at fair value which approximates cost.

  (c) PREMIUMS: Premiums are earned on a pro-rata basis over the term of the related coverage. The balance of unearned premiums represents the portion of gross premiums written relating to the unexpired terms of coverage.

  (d) DEFERRED ACQUISITION COSTS: Acquisition costs, which represent commission and other expenses directly related to the production of business, are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are limited to the amounts estimated to be recoverable from the applicable unearned premiums and the related anticipated investment income after giving effect to anticipated losses, loss adjustment expenses and expenses necessary to maintain the contracts in force.

  (e) LOSSES AND LOSS ADJUSTMENT EXPENSES: Losses and loss adjustment expenses are charged to income as incurred. The reserve for unpaid losses and loss adjustment expenses represents the accumulation of estimates for reported losses and includes provisions for losses incurred but not reported (`IBNR'). The adequacy of these estimates is assessed by reference to projections of the ultimate losses in respect of each accident year. The methods of determining such estimates and establishing reserves are continually reviewed and updated, and resulting adjustments are reflected in current operations.

  (f) INCOME TAXES: Deferred income taxes are recorded with respect to temporary differences between financial reporting and tax bases of assets and liabilities in accordance with Statement of Financial Accounting Standard (SFAS) No. 109.

  (g) FOREIGN CURRENCY TRANSLATION: The U.S. dollar is the functional and reporting currency as a majority of the policies written are denominated in U.S. dollars. Revenues and expenses in non-U.S. dollar currencies are translated at the average rates of exchange. Monetary assets and liabilities are translated at the rate of exchange in effect at the close of the period. Non-monetary assets and liabilities, primarily deferred revenue and expenses, are translated at historic rates of exchange. Gains or losses resulting from non-U.S. dollar transactions are included in net income. Certain other net translation adjustments are shown as a separate component of shareholders' equity.

  (h) INSURANCE BALANCES RECEIVABLE AND REINSURANCE RECOVERABLE ON PAID AND UNPAID LOSSES: Receivable balances are stated net of allowances for doubtful accounts. Reinsurance recoverable on unpaid losses represents the estimated portion of such liabilities that will be recovered from reinsurers, determined in a manner consistent with the related liabilities.

  (i) ACCRUED PREMIUM INCOME: Accrued premium income represents the difference between the estimated cumulative ultimate written premiums and cumulative billed premiums.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  (j) PREPAID REINSURANCE PREMIUMS: Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of reinsurance contracts. In respect of Terra Nova Capital reinsurance costs have been charged against income on the basis of the benefits derived in order to match the costs with the corresponding earned income.

  (k) ACCOUNTING PRONOUNCEMENTS: In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS No. 123 Established a fair value based method of accounting for stock-based compensation plans. It encourages, but does not require, entities to adopt that method in place of the provisions of APB Opinion No. 25, "accounting for stock issued to employees", for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. It requires an entity that continues to apply APB No. 25 to comply with the disclosure requirements of SFAS No. 123.

  SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company has complied with the disclosure provisions of SFAS No. 123 in its financial statements for the year ending December 31, 1996. The Company has not adopted the recognition provisions of SFAS No. 123 and has found that, if adopted, such provisions would not have any material effect on the Company's operating income or financial position.

  (l) RISKS AND UNCERTAINTIES: Information about risks and uncertainties existing at the balance sheet date related to the following areas:

  -  Nature of operations.
  -  Use of estimates in the preparation of financial statements.
  -  Certain significant estimates.
  -  Current vulnerability due to certain concentrations.

  These disclosures are included in Notes 1, 3, 6, 13, 14, 15, 16 and 18.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (m) FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used by the company in estimating the fair value of the financial instruments presented.

  Investments: Fair values were based upon quoted market prices. For securities for which market prices were not readily available, fair values were estimated using quoted market prices of comparable investments.

  Long term debt: Fair value is based on quoted market price.

  Other financial instruments: The carrying amounts approximate fair value.

  (n) GOODWILL: The goodwill in the Company's balance sheet has been calculated using the purchase method of accounting and is being amortized on a straight line basis over a 10 year period.

  (o) RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform with the current year presentation.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  OCTAVIAN ACQUISITION

  On January 5, 1996, the Company purchased the business and assets of Octavian, a Lloyd's managing agent, consisting primarily of the rights to manage five Lloyd's syndicates for the 1996 and subsequent years of account, for a purchase price of $9.2 million and 126,268 ordinary shares of Bermuda Holdings. The Octavian syndicates, whose business includes primarily U.K. liability and marine and aviation lines, had approximately $350 million of aggregate underwriting capacity, net of commission, for the 1996 year of account, of which $38.8 million, net of commission, was provided by the Company through Terra Nova
Capital.   The Company's share of the Octavian syndicates' gross written premiums for the 1996 year of account was $36.8 million. The goodwill in the Company's balance sheet represents the goodwill arising on the acquisition of Octavian, which has been calculated using the purchase method of accounting and is being amortized on a straight line basis over a 10 year period. The Octavian results from the date of acquisition are included in the 1996 consolidated statements of operations and comprise the following:


                                                          YEAR ENDED
DOLLARS IN THOUSANDS                                  DECEMBER 31, 1996
--------------------------------------------------------------------------

Agency income                                                 $8,998
Agency expenses                                                8,537
Amortization of goodwill                                       1,105
Net loss                                                        (818)

5.  PUBLIC OFFERING

   On April 22, 1996 the Company completed an initial public offering of 6,600,000 Class A Ordinary Shares at a price to the public of $17, of which 5,280,000 Shares were initially offered for sale in the United States, Bermuda and Canada and 1,320,000 Shares were initially offered for sale outside the United States, Bermuda and Canada in concurrent offerings ("the Offerings"). In addition, the Company granted to the US underwriters for the Offerings an option to purchase up to 990,000 additional Shares of which 675,000 were purchased. The proceeds of the Offerings were $114 million after expenses. Of these net proceeds $16 million was used to redeem a portion of the Company's non-voting convertible redeemable preferred shares (see Note 11), $75 million was contributed to Terra Nova (Bermuda), to support its insurance operations, including increasing the capacity potentially available to the Octavian Syndicates (through its subsidiary company Terra Nova Investments Ltd. that provides a guarantee to Terra Nova Capital), and $15 million was contributed to Terra Nova, with the balance retained for general corporate purposes.

6.  INVESTMENTS AND CASH

 (a) DEPOSITS: Securities with a carrying value of $48,741,933 and $31,302,329 at December 31, 1996 and 1995, respectively, were held in trust for the benefit of the Company's U.S. cedents and to facilitate the Company being accredited as an alien reinsurer by certain States.

     Cash and securities with a carrying value of $18,583,564 and $21,342,860 at December 31, 1996 and 1995 respectively, were held in trust for the benefit of the Company's U.S. surplus lines policyholders.

     Cash and securities with a carrying value of $41,487,658 and $35,826,294 at December 31, 1996 and 1995 respectively, were held in trust for the benefit of the Company's Canadian cedents.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company has contingent liabilities in respect of undrawn letters of credit supporting certain reinsurance business written by the Company in the U.S. of $166,577,765 and $189,931,856 at December 31, 1996 and 1995,
  respectively. The Company has deposited cash and investments with a carrying value of $261,542,735 and $282,696,069 at December 31, 1996 and 1995
  respectively, as collateral against these amounts.

     The Company has contingent liabilities in respect of irrevocable undrawn letters of credit of $156,327,255 and $18,361,200 supporting the Company's underwriting activities on the Octavian syndicates for the 1997 and 1996 years of account, respectively. The Company has deposited cash and investments with a carrying value of $171,959,981 and $22,748,770 at December 31, 1996 and 1995, respectively, as collateral to support this commitment.

  (b)  NET INVESTMENT INCOME:   An analysis of the net investment income of the
Company is as follows:

                                                            TERRA NOVA
                                                            (PREDECESSOR)
                                             YEAR ENDED DECEMBER 31,

DOLLARS IN THOUSANDS                       1996      1995        1994
----------------------------------------------------------------------

Fixed maturities                        $71,365    $70,999     $47,503
Equity securities                         1,373      1,273       1,571
Cash and cash equivalents                 7,539      4,066       3,482
Deposits with reinsurers                      -          -         405
                                        -------    -------     -------
Total investment income                  80,277     76,338      52,961
Investment expenses                      (2,147)    (1,860)     (1,386)
                                        -------    =======     =======
Net investment income                   $78,130    $74,478     $51,575
                                        =======    =======     =======

(c) INVESTMENT GAINS AND LOSSES: The realized net capital gains and changes in net unrealized appreciation or depreciation of investments are summarized below:

                                                                                                             TERRA NOVA
                                                                                                           (PREDECESSOR)
                                                                                         YEAR ENDED DECEMBER 31,
DOLLARS IN THOUSANDS                                                            1996           1995               1994
-------------------------------------------------------------------------------------------------------------------------
Realized net capital gains (losses) on sale of investments:
      Fixed maturities                                                          $1,509           $933            $(3,569)
      Equity securities                                                         10,241          8,451             17,467
                                                                              --------        -------           --------
Realized net capital gains                                                      11,750          9,384             13,898
                                                                              --------        -------           --------

Changes in net unrealized (depreciation) appreciation of investments:
      Fixed maturities                                                         (34,358)        57,317            (57,403)
      Equity securities                                                         15,928         10,827            (23,951)
                                                                              --------        -------           --------

Changes in net unrealized (depreciation) appreciation of investments:          (18,430)        68,144            (81,354)
                                                                              --------        -------           --------
Realized net capital (losses) gains and change in net unrealized

                                                                              --------        -------           --------
   (depreciation) appreciation                                                 $(6,680)       $77,528           $(67,456)
                                                                              ========        =======           ========

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Proceeds from sales of investments in fixed maturity securities during 1996, 1995 and 1994, respectively, were $291,803,000, $207,581,000 and $282,145,000.
Realized net capital gains on sale of fixed maturities for the years ended December 31, 1996, 1995 and 1994 included gross capital gains of $6,802,000, $2,947,000 and $2,722,000 and gross capital losses of $5,293,000, $2,014,000 and
$6,291,000, respectively.

  Proceeds from sales of investments in equity securities during 1996, 1995 and 1994, respectively, were $163,173,000, $118,340,000 and $174,884,000. Realized net capital gains on sale of equity securities for the years ended December 31, 1996, 1995 and 1994, included gross capital gains of $22,512,000, $13,209,000 and $25,871,000 and gross capital losses of  $12,271,000, $4,758,000 and
$8,404,000, respectively.

  The Company's net unrealized appreciation of fixed maturities (before income tax) at December 31, 1996 included gross unrealized appreciation of $28,682,000 and gross unrealized depreciation of $4,277,000. The Company's net unrealized appreciation of fixed maturities at December 31, 1995 included gross unrealized appreciation of $65,006,000 and gross unrealized depreciation of $4,251,000, and is stated net of minority interests of $3,438,000. The Company's net unrealized appreciation of fixed maturities at December 31, 1994 was $nil. Net unrealized appreciation of equities (before income tax) at December 31, 1996 of the Company included gross unrealized appreciation of $34,047,000 and gross unrealized depreciation of $6,513,000. Net unrealized appreciation of equities at December 31, 1995 of the Company included gross unrealized appreciation of $15,288,000 and gross unrealized depreciation of $4,078,000, and is stated net of minority interests of $383,000. Net unrealized appreciation of equities at December 31, 1994 of the Company was $nil.

  (d) FIXED MATURITIES AVAILABLE FOR SALE: At December 31, the amortized cost and estimated fair value of investments in fixed maturities of the Company were as follows:

                                                                        GROSS              GROSS
                                                  AMORTIZED          UNREALIZED         UNREALIZED             FAIR
1996 DOLLARS IN THOUSANDS                            COST           APPRECIATION       DEPRECIATION            VALUE
-----------------------------------------------------------------------------------------------------------------------
U.S. government and agency                          $416,383             $6,994             $1,717            $421,660
Foreign governments and agencies                     393,079             15,813              1,459             407,433
Foreign regional governments                          19,381                940                  -              20,321
Mortgage backed                                       13,801                533                 72              14,262
Asset backed                                          65,119                594                308              65,405
Supranationals                                        98,319              2,503                280             100,542
Corporate                                             89,044              1,305                441              89,908
                                                  ----------          ---------          ---------         -----------
         Total fixed maturities                   $1,095,126            $28,682             $4,277          $1,119,531
                                                  ==========          =========          =========         ===========

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                    GROSS             GROSS
                                                  AMORTIZED       UNREALIZED        UNREALIZED          FAIR
1995 DOLLARS IN THOUSANDS                            COST        APPRECIATION      DEPRECIATION        VALUE
---------------------------------------------------------------------------------------------------------------
U.S. government and agency                         $363,039          $26,328             $198         $389,169
Foreign governments and agencies                    362,515           23,830              805          385,540
Foreign regional government                          19,139            1,367                -           20,506
Mortgage backed                                       9,514            2,889            2,223           10,180
Asset backed                                         54,581            1,352              154           55,779
Supranationals                                       62,669            5,601              386           67,884
Corporate                                            66,689            3,639              485           69,843
                                               ================================================================
         Total fixed maturities                    $938,146          $65,006           $4,251         $998,901
                                               ================================================================

  The amortized cost and estimated fair value of the Company's fixed maturities at December 31, 1996, by contractual maturity date, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay certain obligations with or without call or prepayment penalties.

DOLLARS IN THOUSANDS                        AMORTIZED COST      FAIR VALUE
--------------------------------------------------------------------------

Due in one year or less                            $74,943         $75,422
Due after one year through five years              523,931         533,718
Due after five years through ten years             443,309         457,367
Due after ten years                                 52,943          53,024
                                                ==========      ==========
                                                $1,095,126      $1,119,531
                                                ==========      ==========

  Mortgage and asset backed securities which are not due at a single maturity date, have been allocated according to their expected final payment date as at year-end.

  (e) At December 31, 1996, the Company's portfolio by rating category, determined by recognized rating agencies, was:

DOLLARS IN THOUSANDS
------------------------------------------------------------------------------

U.S. government and agency                                            $421,660
U.K. government and agency                                              39,367
AAA                                                                    417,166
AA                                                                     166,200
A                                                                       27,852
Not Rated                                                               47,286
                                                                    ----------
                                                                    $1,119,531
                                                                    ==========

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Not Rated securities consist primarily of securities issued by municipalities located in countries other than the U.S. or the U.K. and are generally considered by management to be at least the equivalent in quality of AA rated investments.

  (f) At December 31, 1996, the fair value of the following investments exceeded 10% of shareholders' equity:

DOLLARS IN THOUSANDS
----------------------------------------------------------------------
Canadian Treasury                                              $61,341
Government of Japan                                             94,899
United States Treasury                                         416,705


7.  INCOME TAXES

  (a) The U.K. corporation tax rate applicable to ordinary income was 33%. The difference between the actual tax expense on income from continuing operations and the "expected" amount computed by applying the U.K. corporation tax rate is explained as follows:

                                                                                          TERRA NOVA
                                                                                        (PREDECESSOR)
                                                                   YEAR ENDED DECEMBER 31,
DOLLARS IN THOUSANDS                                       1996            1995                1994
-------------------------------------------------------------------------------------------------------

"Expected" tax expense                                    $27,280         $20,603              $16,743
Adjustments:
   Non-taxable income                                      (9,872)         (4,863)                   -
   Foreign currency translation losses (gains)               (446)            520               (1,588)
   Other                                                      815             370                1,303

                                                        ---------       ---------            ---------
Actual tax expense                                        $17,777         $16,630              $16,458
                                                        =========      ==========            =========

  (b) The components of income tax expense attributable to continuing operations are as follows:

                                                                  TERRA NOVA
                                                                (PREDECESSOR)
                                                YEAR ENDED DECEMBER 31,
DOLLARS IN THOUSANDS                        1996           1995        1994
------------------------------------------------------------------------------

Current U.K. corporation tax               $17,409        $14,172     $16,711
Deferred tax                                   368          2,458        (253)

                                       ============  ========================
Income tax expense                         $17,777        $16,630     $16,458
                                       ============  ========================

  (c) Deferred tax liabilities and assets are provided for expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on the difference between the financial statements and tax bases of assets and

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


liabilities using enacted rates in effect for the years in which the differences are expected to reverse. The measurement of a deferred tax asset, if any, is subject to the expectation of future realization. The components of net deferred tax assets (liabilities) of the Company as at December 31, 1996 and 1995 were as follows:

DOLLARS IN THOUSANDS                                        1996        1995
-----------------------------------------------------------------------------

Deferred tax assets:
   Other                                                   $3,798      $1,460

                                                          -------    --------
Total deferred tax assets                                   3,798       1,460
                                                          -------    --------

Deferred tax liabilities:

   Unrealized appreciation of investments                  (7,564)    (11,757)
   Temporary difference between U.S. GAAP and U.K. tax     (3,393)       (537)
   Other                                                   (1,561)     (4,097)
                                                          -------   ---------

Total deferred tax liabilities                            (12,518)    (16,391)

                                                          -------   ---------
Net deferred tax liabilities                              $(8,720)   $(14,931)
                                                          =======   =========

  (d) Under current Bermuda law, Terra Nova (Bermuda) and Bermuda Holdings are not required to pay any taxes in Bermuda on either income or capital gains. Terra Nova (Bermuda) and Bermuda Holdings have received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed, they will be exempted from such taxation until the year 2016.

  (e) The Company does not consider itself to be engaged in trade or business in the U.S. and accordingly does not expect to be subject to U.S. income taxation.

  (f) Since 1983 the U.K. Inland Revenue had asserted that certain technical provisions should have been discounted in determining underwriting results for corporation tax purposes, although the Company did not accept discounting as an appropriate accounting policy nor the U.K. Inland Revenue's assertion in this regard. On January 26, 1996 the U.K. Inland Revenue withdrew their assertion and have stated that they currently have no intention of raising the issue in relation to the tax liability on all years prior to and including 1995. In March 1996, the Inland Revenue repaid all the taxes (including interest on the overdue amount) due to Terra Nova relating to this dispute.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  DEFERRED ACQUISITION COSTS

The following reflects the acquisition costs deferred for amortization against future income and the amortization charged to income, excluding certain amounts deferred and amortized in the same period:

                                                                TERRA NOVA
                                                               (PREDECESSOR)
                                                YEAR ENDED DECEMBER 31,
DOLLARS IN THOUSANDS                     1996          1995            1994
-----------------------------------------------------------------------------

Balance at beginning of year              $36,950       $31,521       $21,917
                                     ------------   -----------   -----------

Acquisition costs deferred
          Commissions                      78,051        67,942        68,225
          Other                            12,672         9,801         8,115
                                     ------------   -----------   -----------
                                           90,723        77,743        76,340
                                     ------------   -----------   -----------

Amortization charged to income

          Commissions                      71,759        62,278        60,201
          Other                            10,635        10,036         7,045
                                     ------------   -----------   -----------
                                           82,394        72,314        67,246
                                     ------------   -----------   -----------
Balance at end of year                    $45,279       $36,950       $31,011
                                     ============   ===========   ===========


  The deferred acquisition costs of the Company as of December 31, 1994, include additional deferred commission of $340,000 and other deferred expenses of $170,000, relating to Terra Nova (Bermuda).


9.  EMPLOYEE BENEFITS

Terra Nova operates defined benefit pension plans ("Terra Nova Plan") which cover all employees (except those in Canada and Belgium) over 20 years old who meet the eligibility conditions set out in the plan document. The cost of providing pensions for employees is charged to earnings over the average working life of employees in accordance with the recommendations of qualified actuaries. Annual funding requirements are determined based on the projected unit credit cost method, which attributes a pro rata portion of the total projected benefit payable at normal retirement to each year of credited service. Final benefits are based on the employee's years of credited service and the higher of pensionable compensation received in the calendar year preceding retirement or the best average pensionable compensation received in any three consecutive years in the ten years preceding retirement.

Terra Nova provides pension and related benefits for the employees of its branch offices in Belgium and Canada. Benefit plans are in line with local market terms and conditions of employment and are generally costed to be within 10% of basic salaries of the participating employees. Neither of the plans is a defined benefit plan. The Company has adopted, for its Bermuda employees, a similar policy regarding pension and related benefits and has negotiated for a plan on the same cost basis.

Terra Nova maintains a supplemental pension plans which provides pension benefits for nominated employees above amounts allowed under tax qualified plans, through a funded money purchase plan.

Mandatory employee contributions to the Terra Nova Plan ceased in 1988 and there are no present plans to reintroduce such contributions. Employees may elect to make voluntary contributions to supplement their pension benefits when payable.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Octavian provides certain of its employees with one of two defined benefit pension schemes run in conjunction with the Lloyd's Superannuation Scheme ("Octavian Plan"). The Octavian Plan is similar in operation to the Terra Nova Plan though the benefit structure differs.

Octavian provides a defined contribution plan for nominated employees and directors. The annual contribution rate for employees is 15% of annual pensionable salary and, for directors and certain senior underwriters, is 25% of annual pensionable salary.

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation at December 31, 1996 were 8.5% and 6.5% respectively. These are considered appropriate given the U.K. interest rate environment. The expected long-term
rate of return on plan assets was     9.0%. The fund assets are invested
primarily in equity securities.

The following table sets out the funded status of all defined benefit plans and the amounts recognized in the accompanying consolidated balance sheets of the Company at December 31, 1996 and 1995:


DOLLARS IN THOUSANDS                                                    1996        1995
------------------------------------------------------------------------------------------

Plan assets at fair value                                              $44,414    $26,452
Actuarial present value of benefit obligations:
      Accumulated benefits earned prior to valuation date:
             Vested                                                     33,364     20,859
             Non vested                                                    744        464
      Additional benefits based on estimated future salary levels        2,944      1,888
                                                                       -------    -------
Projected benefit obligation                                            37,052     23,211
                                                                       -------    -------

Plan assets in excess of projected benefit obligation                    7,362      3,241
      Unrecognized net (gain)loss                                       (2,738)     1,104
                                                                       -------    -------
Prepaid pension amount included in other assets                         $4,624     $4,345
                                                                       =======    =======


Net pension expenses included the following components:

                                                                     TERRA NOVA
                                                                   (PREDECESSOR)
                                                        YEAR ENDED DECEMBER 31,

DOLLARS IN THOUSANDS                                    1996     1995     1994
--------------------------------------------------------------------------------


Cost of benefits earned during the year                $1,864   $1,468   $1,542
Interest costs on the projected benefit obligation      2,337    1,672    1,392
Actual return on all retirement plan assets            (2,905)  (2,109)  (2,131)
Amortization of the initial transition amount               -        -      (88)
                                                     =========  ======= ========
Net pension expense                                    $1,296   $1,031     $715
                                                     =========  ======= ========

10.  EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENT.

Primary earnings per share are computed using the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents consist of shares issuable upon

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

exercise of share options and shares issuable at the option of the Company under put agreements. For purposes of the calculation of primary earnings per share, net income has been increased to reflect the elimination of minority interests by exercise of the various put options and has been decreased to reflect the dividends paid to convertible redeemable preferred shareholders.

In accordance with the SEC Staff Accounting Bulletin Topic 4-D, for purposes of the earnings per share calculations reflected in these consolidated financial statements, all shares of common stock issued and stock options granted prior to the date of the Registration Statement filed with the SEC on March 19, 1996 have been deemed to be outstanding since January 1, 1995. With respect to common stock issued and options granted which are not outstanding for the entire period of January 1, 1995 to December 31, 1995, the treasury stock method has been applied and resulted in an approximately 1,909,766 share increase in the number of shares outstanding utilized in the calculation of earnings per share as presented in the accompanying statement of operations.

11.  SHARE CAPITAL AND CONVERTIBLE REDEEMABLE PREFERRED SHARES

(a) The following table provides the components of the common shares of the Company at December 31, 1996 and 1995:


DOLLARS IN THOUSANDS                                                                  1996           1995
------------------------------------------------------------------------------------------------------------

'A' ordinary shares $5.80 par value 75,000,000 authorized, 23,802,426 issued
 and outstanding (1995:  12,583,518 issued and outstanding)                        $138,054         $72,984
'B' ordinary shares $5.80 par value 10,000,000 authorized, 2,048,140 issued
  and outstanding (1995:  2,809,956 issued and outstanding)                          11,879          16,298
                                                                                   --------         -------
                                                                                   $149,933         $89,282
                                                                                   ========         =======


Each `B' ordinary share of the Company is convertible, at the option of the holder into an `A' ordinary share without payment or adjustment for accrued dividends.

   On March 25, 1996 the Company's shareholders approved an increase in the par value of the Company's `A' and `B' ordinary shares to $5.80 per share and a reverse split of the Company's ordinary shares on a one for 5.80 basis. The shareholders also approved an amendment to the Bye-Laws which, among other things, eliminated the Company's Class C ordinary shares.


DOLLARS IN THOUSANDS                                                1996      1995
-------------------------------------------------------------------------------------

Non-voting convertible redeemable preferred shares $1 par value
  25,000,000 authorized, nil issued and outstanding
     (1995: 33,375,809 issued and outstanding)                        $-     $33,376
                                                                  ------     -------
                                                                      $-     $33,376
                                                                  ======     =======



   In connection with the offering conversion and exchange transactions, the authorized share capital in total was increased to $518 million from $400 million now being $435 million for `A' ordinary shares, $58 million for `B' ordinary shares and $25 million for non-voting convertible redeemable preferred shares.

  In addition, the Company, in connection with the Offerings completed on April 22, 1996, performed the following:

   (a) issued 2,038,869 ordinary shares in exchange for the ordinary shares and preferred shares of Terra Nova and Terra Nova (Bermuda) which were held by minority interests; and

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  (b) converted 16,317,354 of the Company's convertible redeemable preferred shares into 989,697 ordinary shares of the Company, and redeemed for cash 17,058,455 of the Company's convertible redeemable preferred shares at a redemption price of $16,034,948 out of the proceeds of the Offerings.

12.  SHARE OPTIONS, AWARDS AND WARRANTS

  At December 31, 1996 the Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost of $400,701 has been charged against income for 1996. The compensation expense for 1996 determined using the fair value methodology of SFAS No. 123 is not materially different from the expense calculated in accordance with APB No. 25 and therefore pro forma net income and earnings per share, as required by SFAS No. 123, are not shown.

  On January 9, 1995, the Company adopted two Executive Share Option Plans (the "Stock Option Plan"). The Stock Option Plan provides for the grant to eligible employees of options to purchase Class A ordinary shares of the Company (the "Option Shares"). The aggregate number of Option Shares issued and Option Shares for which an option may be granted is limited to 8% of the aggregate number of common shares of the Company outstanding. The options are only exercisable upon the occurrence of certain specified events and will expire 10 years after the date granted. The Stock Option Plan is administered by the Board of Directors of the Company, which determines which employees are granted options.

A summary of the Company's fixed stock option plan as of December 31, 1996 and changes during the year then ended is presented below:


                                                             WEIGHTED-
                                                             AVERAGE
FIXED OPTIONS                                  SHARES     EXERCISE PRICE
------------------------------------------------------------------------

OUTSTANDING AT JANUARY 1, 1995                       -                -
Granted                                        685,047            $6.25
Exercised                                            -                -
Forfeited                                      (24,138)            5.80
                                             ---------

OUTSTANDING AT JANUARY 1, 1996                 660,909             6.26
Granted                                        182,893            13.64
Exercised                                      (27,258)            5.80
Forfeited                                            -                -
                                             ---------         --------
OUTSTANDING AT DECEMBER 31, 1996               816,544            $7.93
                                             =========         ========

Options exerciseable at December 31, 1996      391,198



As of December 31, 1996, the 816,544 fixed options outstanding under the Plan have exercise prices between $5.80 and $16.83 and a weighted-average remaining contractual life of 8.25 years.

In connection with the Octavian Acquisition, the Company established the Octavian Stock Option Plan providing for the grant of options to certain individual members of management of Octavian based on profit commissions received by Octavian for the 1996 to 2000 years of account. Under the Octavian Stock Option Plan, such members of management will receive annual option grants to purchase a number of Shares equal in the aggregate to (i) 90% of the profit commission received by Octavian from the Octavian Syndicates (less underwriters' and management bonuses relating thereto and corporate taxes) for each year of account (the "Profit Commission Component"), divided by (ii) the fully diluted net asset value (as defined in the Octavian Stock Option
Plan) per ordinary shares of the Company as at the end of the applicable year of account. The aggregate Profit Commission Component for the 1996 to 2000 years of account is subject to a maximum of (Pounds)10 million ($16 million) and no

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

further options shall be issued once such maximum has been reached. The options will be issued upon receipt of the profit commissions on closure of each year of account under applicable Lloyd's regulations, which currently are 1999 to 2003 for each of the years 1996 to 2000, respectively. The options have a nominal exercise price and become exercisable on or after the January, next succeeding the date of grant, commencing January 1, 2000, provided that all options issued after January 1, 2002 become immediately exercisable.

A summary of the Company's performance-based stock option plan as of December 31, 1996 and changes during the year then ended is presented below:



                                                       WEIGHTED-
                                                        AVERAGE
PERFORMANCE-BASED OPTIONS                SHARES    EXERCISE PRICE
-----------------------------------------------------------------

OUTSTANDING AT JANUARY 1, 1996                   -              -
Granted                                     29,849          $0.00
Exercised                                        -              -
Forfeited                                        -              -
                                           -------         ------
OUTSTANDING AT DECEMBER 31, 1996            29,849          $0.00
                                           =======         ======

Options exerciseable at year-end             Nil



As of December 31, 1996, the 29,849 performance options outstanding under the Plan all have exercise prices of $nil and a remaining contractual life of nine years.

The Stock Appreciation Rights (SAR) plan introduced in 1993 was terminated in 1994. At January 1, 1994 the outstanding balance was $497,870. All outstanding SAR's were exercised during the year ended December 31, 1994 at a price of (Pounds)6.13 ($9.44) per SAR.

13.   REINSURANCE

  In the ordinary course of business, the Company cedes reinsurance to other insurance companies. Ceded reinsurance arrangements provide greater diversification of business and limit the net loss potential arising from large risks. Certain of these arrangements consist of excess of loss contracts which protect against losses over stipulated amounts. Reinsurance is effected under reinsurance treaties and by negotiation on individual risks.

  The current reinsurance protections consists almost entirely of non-proportional excess of loss reinsurance (with the balance being proportional and facultative reinsurance). Specific excess of loss reinsurance is purchased for marine and non-marine business. The availability of reinsurance at reasonable cost and under favorable terms is one of the key determinants in the decision as to which categories of business to emphasize at any given time.

  A contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance arrangements. As is customary in the London Market, collateral is not generally obtained from reinsurers. Reinsurance contracts do not relieve the ceding company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses; consequently allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from its exposure to individual reinsurers.

  The Company cedes reinsurance to and assumes reinsurance from Lloyd's syndicates. As of December 31, 1996, the aggregate exposure in respect of reinsurance ceded to Lloyd's syndicates in respect

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of continuing operations, including estimated reinsurance recoveries in respect of losses incurred but not reported, was approximately $96,762,000 million, the majority of which was ceded into Equitas with effect from September 4, 1996.
No specific bad debt provision has been established for amounts due from Lloyd's syndicates.


(a) Net premiums written are comprised of the following:

                                                                                                   TERRA NOVA
                                                                                                 (PREDECESSOR)
                                                                              YEAR ENDED DECEMBER 31,
DOLLARS IN THOUSANDS                                                     1996          1995              1994
-----------------------------------------------------------------------------------------------------------------

Direct business                                                         $119,601      $86,296           $103,439
Reinsurance assumed                                                      241,409      216,362            255,923
Reinsurance ceded                                                        (49,844)     (55,673)           (76,859)
                                                                    ------------  -----------   ----------------
Net premiums written                                                    $311,166     $246,985           $282,503
                                                                    ============  ===========   ================

(b) Net premiums earned are comprised of the following:

                                                                                                TERRA NOVA
                                                                                              (PREDECESSOR)
                                                                              YEAR ENDED DECEMBER 31,
DOLLARS IN THOUSANDS                                                     1996          1995               1994
-----------------------------------------------------------------------------------------------------------------

Direct business                                                         $100,309      $89,323            $91,492
Reinsurance assumed                                                      227,574      221,151            238,049
Reinsurance ceded                                                        (49,127)     (58,574)           (79,107)
                                                                    ------------   ----------      -------------
Net premiums earned                                                     $278,756     $251,900           $250,434
                                                                    ============  ===========      =============

(c) Losses and loss adjustment expenses, net, are comprised of the following:

                                                                                                   TERRA NOVA
                                                                                                 (PREDECESSOR)
                                                                              YEAR ENDED DECEMBER 31,
DOLLARS IN THOUSANDS                                                    1996         1995                1994
-----------------------------------------------------------------------------------------------------------------

Losses and loss adjustment expenses, gross                              $213,872     $275,962           $284,742
Reinsurance ceded                                                        (35,598)     (96,851)           (93,089)
                                                                    ------------  -----------   ----------------
Losses and loss adjustment expenses, net                                $178,274     $179,111           $191,653
                                                                    ============  ===========   ================



14.  LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

  Management believes that its reserves for losses and loss adjustment expenses are adequate. Significant delays occur in the notification of certain claims and a substantial measure of experience and judgment is involved in assessing outstanding liabilities, the ultimate cost of which cannot be known with certainty at the balance sheet date. The reserve for unpaid losses and loss adjustment expenses is determined on the basis of information currently available; however, it is inherent in the nature of the business written that the ultimate liabilities may vary as a result of subsequent development.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Movement in unpaid losses and loss adjustment expenses for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:


                                                                                                       TERRA NOVA
                                                                                                       (PREDECESSOR)
DOLLARS IN THOUSANDS                                                     1996              1995                1994
-----------------------------------------------------------------------------------------------------------------------

Reserves for unpaid losses and loss adjustment expenses, at

   beginning of year                                                   $1,168,652       $1,223,842          $1,238,832
   Less reinsurance recoverables                                         (354,417)        (376,529)           (463,236)
                                                                       ----------      -----------      --------------
Net balance at beginning of year                                          814,235          847,313             775,596
                                                                       ----------      -----------      --------------
Incurred related to:
   Current year                                                           180,874          175,852             164,718
   Prior years                                                             (2,600)           3,259              26,935
                                                                       ----------       ----------      --------------
Total incurred                                                            178,274          179,111             191,653
                                                                       ----------       ----------      --------------
Paid related to:

   Current year                                                           (50,303)         (43,820)            (44,723)
   Prior years                                                           (123,438)        (169,786)           (151,630)
                                                                       ----------       ----------      --------------
Total paid                                                               (173,741)        (213,606)           (196,353)
Foreign exchange adjustment                                                 5,211            1,417               9,143
                                                                       ----------       ----------      --------------
Net balance at end of year                                               $823,979         $814,235            $780,039
   Net reserves from UCM Acquisition                                            -                -              67,274
                                                                       ----------       ----------      --------------
   Net reserves at end of year                                            823,979          814,235             847,313
   Plus reinsurance recoverables                                          254,129          354,417             376,529
Reserves for unpaid losses and loss adjustment expenses,
                                                                       ----------       ----------      --------------
   at end of year                                                      $1,078,108       $1,168,652          $1,223,842
                                                                       ==========       ==========      ==============



  Incurred claims relating to prior years are offset by decreases to prior year net written and net earned premiums less related acquisition costs of $3,550,000 and $6,396,000 for 1996 and 1995, respectively. However, 1994 experienced increases to prior year written and earned premiums less related acquisition costs of $20,137,000. When these revisions to prior written and earned premiums are taken into account, the Company experienced net prior year deteriorations of $950,000, $9,655,000 and $6,798,000 for 1996, 1995 and 1994, respectively.

  Management has considered environmental and latent injury claims and claims expenses in establishing the liability for unpaid losses and loss adjustment expenses. The Company continues to be advised of claims asserting injuries from hazardous materials and alleged damages to cover various clean-up costs relating to policies written in prior years. Coverage and claim settlement issues, such as the determination that coverage exists and the definition of an occurrence, may cause the actual loss development to show more variation than the remainder of the Company's book of business. Traditional reserving techniques cannot be used to estimate asbestos-related and environmental pollution claims and, accordingly, the uncertainty in respect of the ultimate cost of these types of claims is greater than the uncertainty relating to standard lines of business. The Company believes it has made reasonable provisions for claims, although the ultimate liability may be more or less than held reserves. The Company believes that future losses associated with these claims will not have a material adverse effect on its financial position, although there is no assurance that such losses will not materially affect the Company's results of operations for any period. However, management is not able to estimate the additional loss, or range of loss, that is reasonably possible.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  The following table presents selected data on asbestos-related and environmental pollution losses and loss adjustment expenses incurred and reserves outstanding, net of amounts recoverable from reinsurers:

ASBESTOS-RELATED LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED AND RESERVES OUTSTANDING
                              (NET OF REINSURANCE)

                                                                                                                  TERRA NOVA
                                                                                                                 (PREDECESSOR)
                                                                                              YEAR ENDED DECEMBER 31,
DOLLARS IN THOUSANDS                                                                    1996          1995                1994
---------------------------------------------------------------------------------------------------------------------------------

Reserves for unpaid losses and loss adjustment expenses,
at beginning of year                                                                    $47,900       $40,800            $46,800
Incurred losses and loss adjustment expenses                                                 97         8,000             (3,700)
Paid losses and loss adjustment expenses                                                 (1,700)         (900)            (2,300)
Reserves for unpaid losses and loss adjustment expenses,                              ---------     ---------         ----------
at end of year prior to reclassification                                                $46,297       $47,900            $40,800
Reclassification of reserves previously identified as non-
Asbestos-Related losses                                                                  12,103             -                  -
Reserves for unpaid losses and loss adjustment expenses,                              ---------     ---------         ----------
at end of year                                                                          $58,400       $47,900            $40,800
                                                                                      =========     =========         ==========

ENVIRONMENTAL POLLUTION LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED AND RESERVES OUTSTANDING
                              (NET OF REINSURANCE)

                                                                                                                  TERRA NOVA
                                                                                                                 (PREDECESSOR)
                                                                                              YEAR ENDED DECEMBER 31,
DOLLARS IN THOUSANDS                                                                     1996          1995                1994
---------------------------------------------------------------------------------------------------------------------------------

Reserves for unpaid losses and loss adjustment expenses,
at beginning of year                                                                    $38,400       $37,600            $34,600
Incurred losses and loss adjustment expenses                                             (1,500)        1,700              3,900
Paid losses and loss adjustment expenses                                                 (3,000)         (900)              (900)
Reserves for unpaid losses and loss adjustment expenses,                            -----------   -----------        -----------
at end of year                                                                          $33,900       $38,400            $37,600
                                                                                    ===========   ===========        ===========

The reinsurance recoverables netted against the loss reserves for each of the years 1996, 1995 and 1994 are as follows:

                                                                                                                   TERRA NOVA
                                                                                                                 (PREDECESSOR)
                                                                                              YEAR ENDED DECEMBER 31,
DOLLARS IN THOUSANDS                                                                     1996          1995               1994
---------------------------------------------------------------------------------------------------------------------------------

Reserves (gross of reinsurance)                                                        $111,900      $100,000            $89,600
Reinsurance recoverables                                                                (19,600)      (13,700)           (11,200)
                                                                                      ---------    ----------        -----------
Reserves (net of reinsurance)                                                           $92,300       $86,300            $78,400
                                                                                      =========    ==========        ===========



15.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

  Insurance balances receivable and reinsurance recoverable on paid and unpaid losses are stated after deduction of an allowance for doubtful accounts as of December 31, 1996 and 1995 of $29,149,000 and $30,164,651, respectively.
Doubtful accounts against which provisions of $194,000 had previously been made were written off

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

during 1996. The release for doubtful accounts was $1,142,000, for the year ended December 31, 1996 and a charge to doubtful accounts of $3,000,000 and $3,890,000 was made for the years ended December 31, 1995 and 1994, respectively.

16.  COMMITMENTS AND CONTINGENT LIABILITIES

(a) The Company is regularly involved, directly or indirectly, in litigation in the ordinary course of conducting their insurance and reinsurance business. In a number of cases, plaintiffs seek to establish coverage for liability under environmental protection laws. While the nature and extent of insurance and reinsurance coverage for environmental liability has widened since 1980, there has been no final judgment which would result in the wholesale transfer of environmental liability from insureds to insurers and reinsurers. In the judgment of management, none of these cases, individually or collectively, is likely to result in judgments for amounts which, net of loss and loss adjustment expense liabilities previously established and reinsurance recoverables which management believes are probable of realization, would have a material effect on the financial position of the Company, although there is no assurance that such losses will not materially effect the Company's results of operations for any period.

(b) Guarantees have been given by the Company in favor of the Prudential Insurance Company Limited and the Royal Bank of Scotland (Industrial Leasing) Limited in respect of leases granted to Market Building Limited in connection with the development of the London Underwriting Centre ("LUC"). The fire that occurred in August 1991, during the course of fitting out the new LUC, gave rise to the possibility of some shortfall of rental income in the future. Each year, the Company, charges its share of the expense necessary to maintain the LUC as a trading center.

(c) The Company entered into various lease agreements for office space. Certain leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, certain leases contain escalation clauses related to the cost of living in future years. The future minimum aggregate rental commitments for office space at December 31, 1996 under non-cancelable operating leases are as follows:


DOLLARS IN THOUSANDS
----------------------------------------------------------------------------
Year
1997                                                                  $4,252
1998                                                                   4,474
1999                                                                   3,479
2000                                                                   3,159
2001                                                                   1,667
2002 and later years                                                   3,978
                                                                    --------
                                                                     $21,009
                                                                    ========

  Rental expense on property leases of $3,802,000, $2,257,000 and $ 2,703,000 was incurred for the periods to December 31, 1996, 1995 and 1994 respectively.

17.  LONG -TERM DEBT

  On June 30, 1995 UK Holdings completed an issue of $100 million 10 3/4% Senior Notes due 2005, guaranteed by Bermuda Holdings. The net proceeds were used to repay the principal sum of $85 million outstanding under a bank facility agreement dated December 21, 1994 and to provide $10 million of additional capital to Terra Nova.

  The Company's total outstanding consolidated indebtedness at December 31, 1996 was comprised of $100 million of the Senior Notes, which were issued in June 1995 by UK Holdings and are guaranteed by Bermuda Holdings. The estimated fair value of these Senior Notes at December 31, 1996 was $112,750,000. The Senior

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Notes may be redeemed at the option of UK Holdings at any time on or after July 1, 2000, at a redemption price equal to 104.031%, 102.688%, 101.344% and
100.000%, for the years 2000, 2001, 2002 and 2003 and thereafter, respectively, of the aggregate principal amount thereof plus accrued and unpaid interest thereon to the date of redemption. Subject to certain limitations, UK Holdings may also redeem on or before the third anniversary of the issuance of the Senior Notes up to 35% of the aggregate principal amount of the Senior Notes originally issued with the net proceeds of one or more offerings of capital stock (other than redeemable capital stock) of Bermuda Holdings or UK Holdings at a redemption price of 109.75% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption. In addition, the Senior Notes are subject to redemption at the option of the holder thereof upon certain events constituting a change of control of Bermuda Holdings or UK Holdings (provided that holders of 25% of Senior Notes outstanding have tendered their Senior Notes for redemption), at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest thereon to the date of redemption, and must be redeemed upon certain tax-related events at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption.

The indenture governing the Senior Notes contains various covenants that limit, under certain circumstances, among other things, mergers and asset sales, indebtedness, dividends on and redemption of capital stock, the use of proceeds from asset dispositions, liens, sales of capital stock of Bermuda Holdings' principal insurance subsidiaries, encumbrances on the payment of dividends and other payments by subsidiaries, transactions with affiliates, issuance of preferred stock by subsidiaries, issuance of guarantees, investments and certain business activities. The indenture also contains customary events of default, including payment defaults, covenant defaults, defaults in respect of other indebtedness, certain judgments and bankruptcy.


18.  AVIATION BUSINESS IN RUN-OFF

  Pursuant to a decision by Terra Nova's directors in February 1992 to cease writing aviation business ("Aviation"), Aviation has been accounted for as a discontinued operation in the predecessor financial statements.

  Insurance cover provided under Aviation policies issued by Terra Nova ceased upon the expiration of the last policy on December 31, 1992. However, Terra Nova may continue to receive payments from policyholders pursuant to existing contracts and to make payments under ceded reinsurance contracts. In addition, Terra Nova will continue to settle claims and make recoveries from its reinsurers. These future receipts and payments, together with the costs of running off the Aviation business, have been considered as part of estimating the loss from abandonment of Aviation business for periods up to December 31, 1994. However, as explained in Note 14, estimates of ultimate liabilities for losses and loss adjustment expenses may vary as a result of subsequent development. Following the Acquisition charges or credits resulting from changes in estimates after December 31, 1994 are reflected in continuing operations of the Company. Terra Nova estimates that in excess of 90% of Aviation liabilities will have been settled within three years after December 31, 1996.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Details of the net liabilities of Aviation are as follows:



                                                                  AT DECEMBER 31,
DOLLARS IN THOUSANDS                                            1996           1995
--------------------------------------------------------------------------------------

Reinsurance recoverable on paid losses                         $11,595        $18,887
Reinsurance recoverable on unpaid losses                        91,066         85,466
Taxation recoverable                                               227            206
                                                              --------      ---------
          Total assets                                         102,888        104,559
                                                              --------      ---------

Unpaid losses and loss adjustment expenses                    (139,667)      (164,898)
Insurance balances payable                                      (5,818)        (2,808)
Other liabilities                                                 (689)          (625)
                                                              --------      ---------
         Total liabilities                                    (146,174)      (168,331)
                                                              --------      ---------

         Net liabilities of Aviation business in run-off      $(43,286)      $(63,772)
                                                              ========      =========

Details of the operating results of Aviation business in run-off are as follows:

                                                                   TERRA NOVA
                                                                 (PREDECESSOR)
                                                    YEAR ENDED DECEMBER 31,
DOLLARS IN THOUSANDS                              1996       1995       1994
-----------------------------------------------------------------------------


Gross premiums written                           $4,432    $9,009     $5,856
Net premiums earned                               1,624     4,668     (1,561)
Losses and loss adjustment expenses, net            997     4,407      8,612
Other expenses                                      627       261         20
Net loss                                              -         -     (6,830)



  The after tax loss in 1994 of $6,830,000 was related primarily to an increase in prior years reserves relating to an unexpected decision in 1994 by a U.S. federal court concerning the 1988 Pan Am Lockerbie air disaster.

  Reinsurance recoverable on paid and unpaid losses in relation to Aviation are stated after deduction of an allowance for doubtful accounts as of December 31, 1996, 1995 and 1994 of $5,261,000, $7,294,990 and $7,430,000 respectively.

  As of December 31, 1996, Terra Nova's aggregate exposure in respect of reinsurance ceded to Lloyd's syndicates in relation to Aviation, including estimated reinsurance recoveries in respect of losses incurred but not reported, was approximately $36,490,000, all of which was ceded into Equitas with effect from September 4, 1996.

  In determining the net liabilities and net loss of Aviation, Terra Nova has identified to Aviation all assets, liabilities, revenues and expenses directly related to the Aviation operations. The net cumulative cash flow from Aviation has been negative since the year ended December 31, 1990, and Terra Nova has provided cash to Aviation out of corporate assets to enable Aviation to meet its obligation on a cash basis. Because Aviation has been operating on a negative cash flow basis and has not generated investment assets in the periods presented in these financial statements, no investment income has been allocated to Aviation. Income tax benefits have been allocated to Aviation by applying the relevant U.K. corporation tax rates to the pre-tax loss on Aviation operations.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.  OWNERSHIP AND RELATED PARTY TRANSACTIONS

  The Company assumed reinsurance from and ceded reinsurance to certain related parties under reinsurance agreements. The amounts involved in the years ended December 31, 1996, 1995 and 1994 were not material.

  The Company wrote reinsurance through a related party for which a brokerage fee was paid. Gross premiums written through the related broker in the years ended December 31, 1996, 1995 and 1994 amounted to $33,568,000, $38,383,000 and
$46,285,000 respectively. The brokerage relating to gross premiums written through the related broker in years ended December 31, 1996, 1995 and 1994 amounted to $2,101,000, $2,078,000 and $3,095,000, respectively. Fees of
$3,216,004, $2,500,000 and $2,300,000 were paid to a related party in 1996, 1995 and 1994 respectively, relating to the Offerings, the issue of the Senior Notes, and the Acquisitions and the capitalization of the Company.

20.  SEGMENT INFORMATION

  The Company's operations are conducted principally through four segments:
Marine & Aviation, Non-marine, Agency and the Corporate operations. The Corporate segment holds the assets, principally investments not allocable to the insurance underwriting and agency operations.

  Substantially all of the revenues are derived from business within the London Market. Additional operations are conducted in Belgium, Bermuda and Canada.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  The following table is a summary of the operations of the four segments for the years ended December 31, 1996, 1995 and 1994:


                                                  MARINE &        NON-
1996                                              AVIATION       MARINE        AGENCY      CORPORATE      CONSOLIDATED
----
-------------------------------------------------------------------------------------------------------------------------
                                                                           DOLLARS IN THOUSANDS
Revenues                                            $105,558      $225,346        $8,998       $38,157           $378,059
                                                 -----------    ----------    ----------   -----------     --------------
Income from operations before income taxes            20,582        39,479           461        22,146             82,668
                                                 -----------    ----------    ----------   -----------     --------------
Identifiable assets                                  558,475       788,916         6,183       513,773          1,867,347
                                                 -----------    ----------    ----------   -----------     --------------

                                                                MARINE &        NON-
1995                                                            AVIATION       MARINE      CORPORATE      CONSOLIDATED
----
--------------------------------------------------------------------------------------------------------------------------
                                                                                  DOLLARS IN THOUSANDS
Revenues                                                          $108,003      $197,521       $31,348           $336,872
                                                                ----------     ---------    ----------       ------------
Income from operations before income taxes                          16,710        27,320        18,403             62,433
                                                                ----------     ---------    ----------       ------------
Identifiable assets                                                614,340       736,852       433,844          1,785,036
                                                                ----------     ---------    ----------       ------------

                                                                MARINE &        NON-
1994                                                            AVIATION       MARINE      CORPORATE      CONSOLIDATED
----
--------------------------------------------------------------------------------------------------------------------------
                                                                                  DOLLARS IN THOUSANDS
Revenues                                                          $123,998      $163,413       $33,311           $320,722
                                                                ----------     ---------    ----------       ------------
Income from operations before income taxes                           7,446        12,543        30,748             50,737
                                                                ----------     ---------    ----------       ------------
Identifiable assets                                                656,562       903,241       192,017          1,751,820
                                                                ----------     ---------    ----------       ------------


21.  STATUTORY FINANCIAL DATA

  (a) Terra Nova files an annual audited return with the Department of Trade and Industry (the "DTI") in the U.K. The DTI requires U.K. insurance companies to comply with prescribed minimum solvency margins. Terra Nova's unaudited required minimum DTI solvency margin and unaudited solvency margin at December 31, 1996 were $42,598,000 and $201,471,000 respectively. Terra Nova's unaudited and estimated DTI Return policyholders' surplus and unaudited net income for the year ended December 31, 1996 and the audited DTI Return policyholders' surplus and net income as reported in the annual returns to the DTI for the years ended December 31, 1995 and 1994 are as follows:

                                                   TERRA NOVA
DOLLARS IN THOUSANDS                    1996          1995         1994
--------------------------------------------------------------------------
                                     (UNAUDITED)

Policyholders' surplus                 $244,069     $212,480     $148,127
Net income before dividends              29,036       18,778       30,484

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Terra Nova's ability to pay dividends is limited by a Notice of Requirements issued by the DTI, which requires Terra Nova to give 14 days' advance notice to the DTI of its intention to declare and pay a dividend. In addition, Terra Nova must comply with the Companies Act 1985, which provides that dividends may only be paid out of distributable profits.

(b) Terra Nova (Bermuda)'s ability to pay dividends is subject to certain regulatory restrictions. Under the Insurance Act of 1978, amendments thereto and related regulations of Bermuda (the "Act"), Terra Nova (Bermuda) is required to file in Bermuda statutory financial statements and a statutory financial return. The Act also requires Terra Nova (Bermuda) to maintain certain measures of solvency and liquidity during the year.

  Terra Nova (Bermuda)'s statutory capital and surplus and minimum required statutory capital and surplus at December 31, 1996 and 1995 respectively were:


DOLLARS IN THOUSANDS                         1996        1995
---------------------------------------------------------------
                                          (UNAUDITED)
Statutory capital and surplus               $219,374   $121,970
Minimum required statutory capital and       100,000     31,577
 surplus


  Bermuda Holdings' and UK Holdings' ability to meet their expenses and debt services requirements is dependent upon the ability of Terra Nova and Terra Nova (Bermuda) to pay dividends as described above.


22.  SUMMARIZED FINANCIAL INFORMATION FOR UK HOLDINGS

  UK Holdings was incorporated in the United Kingdom on November 7, 1994 for the purposes of acquiring Terra Nova. UK Holdings is the issuer of Senior Notes as described in Note 17. Bermuda Holdings is the guarantor of such notes. The Guarantee is full and unconditional.

  Summarized consolidated balance sheet information as at December 31, 1996 and 1995 and summarized consolidated statements of operations information for the years December 31, 1996 and 1995 relating to UK Holdings is set out below. No summarized statement of operations for the year ended December 31, 1994 is presented since the information is given in the predecessor statement of operations for this period.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                            DECEMBER 31,
DOLLARS IN THOUSANDS                                                                1996                  1995
--------------------------------------------------------------------------------------------------------------------

Investments and cash                                                                 $872,171              $884,514
Reinsurance recoverable on unpaid losses                                              387,733               488,335
Accrued premium income                                                                108,012                99,885
Other assets                                                                          193,212               164,367
                                                                               --------------        --------------
      Total assets                                                                 $1,561,128            $1,637,101
                                                                               ==============        ==============

Unpaid losses and loss adjustment expenses                                         $1,011,015            $1,096,857
Unearned premiums                                                                     157,515               136,351
Net liabilities of Aviation business in run-off                                        36,913                58,972
Long-term debt                                                                        100,000               100,000
Other liabilities                                                                      83,440               126,953
                                                                               --------------        --------------
      Total liabilities                                                             1,388,883             1,519,133
                                                                               --------------        --------------
      Minority interests in subsidiary                                                      -                10,584
                                                                               --------------        --------------
      Total shareholders' equity                                                      172,245               107,384
                                                                               --------------        --------------
      Total liabilities, minority interests and shareholders' equity               $1,561,128            $1,637,101
                                                                               ==============        ==============

                                                                                           YEAR ENDED DECEMBER 31,
DOLLARS IN THOUSANDS                                                                   1996                 1995
--------------------------------------------------------------------------------------------------------------------
Net premiums earned                                                                  $243,812              $186,292
Net investment income                                                                  52,102                57,374
Realized investment gains                                                              12,217                 8,735
Foreign exchange gains                                                                    213                 1,575
Agency income                                                                           8,998                     -
                                                                               --------------        --------------
Total revenues                                                                        317,342               253,976
                                                                               --------------        --------------
Underwriting costs and expenses                                                       264,627               206,278
                                                                               --------------        --------------
Income from operations before income taxes and minority interests                      52,715                47,698
                                                                               --------------        --------------
Net income                                                                            $34,430               $29,806
                                                                               ==============        ==============

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
                     TERRA NOVA INSURANCE COMPANY LIMITED,
                             AND THEIR SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA


1996 DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS
---------------------------------------------------------------------------------------------------------------

                                 Three months          Three months          Three months          Three months
                                        ended                 ended                 ended                 ended
                                     March 31               June 30          September 30           December 31
                          -------------------    ------------------    ------------------    ------------------

Revenues                             $101,942               $94,919               $88,876               $92,322
                          ===================    ==================    ==================    ==================

Net Income                            $15,485               $18,644               $14,449               $15,328
                          ===================    ==================    ==================    ==================

Earnings per share                      $0.88                 $0.76                 $0.55                 $0.58
                          ===================    ==================    ==================    ==================


1995 DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS
---------------------------------------------------------------------------------------------------------------

                                 Three months          Three months          Three months          Three months
                                        ended                 ended                 ended                 ended
                                     March 31               June 30          September 30           December 31
                          -------------------    ------------------    ------------------    ------------------

Revenues                              $99,373              $100,568               $58,579               $78,352
                          ===================    ==================    ==================    ==================

Net Income                            $12,642               $12,233                $8,729                $9,647
                          ===================    ==================    ==================    ==================

Earnings per share                      $0.80                 $0.75                 $0.53                 $0.61
                          ===================    ==================    ==================    ==================


  The Company's net income per share amounts are based on the weighted average number of shares and common share equivalents outstanding during the periods (see Note 10). The quarterly 1995 per share data shown above, do not agree to those previously reported on form 10Q due to the reverse stock split which took place in the first quarter of 1996.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the 36 months ended December 31, 1996.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table provides information regarding the executive officers and directors of the Company. Biographical information for each of such executive officers and directors is set forth immediately following the table.

NAME                         AGE                      TITLE
----                         ---                      -----
William O. Bailey             70  Chairman, President and Chief Executive
                                  Officer of the Company
                                  Director of UK Holdings
                                  Chairman of Terra Nova
                                  Chairman of Terra Nova (Bermuda)
John Riddick                  50  Deputy Chairman of the Company
                                  Chairman and Managing Director of UK Holdings
                                  Director and Managing Director of Terra Nova
                                  Director of Terra Nova (Bermuda)
                                  Director of Octavian
John J. Dwyer                 59  Deputy Chairman of the Company
                                  Director and President of Terra Nova (Bermuda)
                                  Director of UK Holdings
                                  Director of Octavian
Nigel H.J. Rogers             48  Deputy Chairman of the Company
                                  Director of UK Holdings
                                  Managing Director of Octavian
David L. Jaffe                38  Director of the Company
Philip F. Petronis            48  Director of the Company
Allan W. Fulkerson            63  Director of the Company
Hugh P. Lowenstein            66  Director of the Company
Robert S. Fleischer           54  Director of the Company
Mark J. Byrne                 35  Director of the Company
Steven J. Gilbert             49  Director of the Company
Jean M. Waggett               55  Senior Vice-President
                                  Secretary and General Counsel
                                  Director of Terra Nova (Bermuda)
William J. Wedlake            40  Senior Vice-President
                                  Chief Financial Officer
                                  Director of UK Holdings
                                  Director and Chief Financial Officer of Terra
                                  Nova
Ian L. Bowden                 53  Director of Terra Nova
                                  Director of TNAM
Richard J. Edmunds            53  Director of Terra Nova
                                  Managing Director of TNAM
John O'Neill                  47  Chief Actuary of Terra Nova

  William O. Bailey has been the Chairman of the Board, President and Chief Executive Officer of the Company since 1993. Mr Bailey also has been a director of UK Holdings since November 1994, and Chairman of the Board of each of Terra Nova and Terra Nova (Bermuda) since December 1994. From 1987 to 1993, Mr. Bailey served as Chairman of the Board of MBIA, Inc. and its operating company, Municipal Bond Investors Assurance Corporation, and was Chief Executive Officer of both companies from 1987 to 1992. Mr. Bailey served in various executive capacities with Aetna, including President and Chief Operating Officer from 1976 to 1987 and Vice Chairman from 1987 to 1988. Mr. Bailey also serves as trustee of Century Shares Trust ("Century Shares").

  John Riddick has been the Deputy Chairman of the Company since December 1994. Mr. Riddick has also been Chairman of the Board and Managing Director of UK Holdings and Terra Nova Capital Limited since January 1995, and Oct 1995, respectively, a director of Terra Nova since 1977, Managing Director of Terra Nova since 1979, and a director of Terra Nova (Bermuda) and Octavian since December 1994 and October 1995, respectively. Mr. Riddick serves as the Chairman of the Board of each of Terra Nova Pension Trustee Limited ("Terra Nova Pension"), Terra Nova Insurance Agency Limited ("TNIA"), Intercontinental Reinsurance Agency Limited ("Intercontinental Reinsurance") and Terra Nova Asset Management Limited ("TNAM"), each of which is a wholly owned subsidiary of UK Holdings.

  John J. Dwyer has been a Deputy Chairman of the Board of the Company since May 1995 and President and a director of Terra Nova (Bermuda) since March 1995. Mr. Dwyer is also a director of UK Holdings, TN Capital and Octavian. From May 1960 to August 1994, Mr. Dwyer was employed in various positions with Aetna.

  Nigel H.J. Rogers has been a Deputy Chairman of the Company since January, 1996. Mr. Rogers has served as Managing Director of Octavian since January 1996. Mr. Rogers has been a member of Lloyd's since the 1982 year of account. Mr. Rogers also serves as a director of UK Holdings and TN Capital.

  David L. Jaffe has been a director of the Company since December 1994 November and was a director of Terra Nova (Bermuda) from December 1994 to November 1996. Mr. Jaffe has been a Managing Director of DLJ Merchant Banking, Inc. ("DLJMB") since January 1995 and has been employed in various positions by DLJMB or DLJSC since 1984. Mr. Jaffe is also a director of EZ Buy: EZ Sell Recycler Corporation, OSF Holdings Inc., (Toronto Stock Exchange), and OHA Financial Inc.

  Philip F. Petronis has been a director of the Company since December 1994. Mr. Petronis has been a Managing Director of Marsh & McLennan Risk Capital Holdings, Ltd. since May 1992 and of Marsh & McLennan Inc. since 1984.

  Allan W. Fulkerson has been a director of the Company since December 1994. Mr. Fulkerson has been President and a director of Century Capital Management, Inc., an investment management firm ("Century Capital"), since April 1992, and President and director of Massachusetts Fiduciary Advisors, Inc., an investment management firm ("Massachusetts Fiduciary"), since January 1976. Mr. Fulkerson was Managing Trustee of Century Shares from July 1971 to June 1994. Mr. Fulkerson is also a director of Mutual Risk Management Ltd., Risk Capital Holdings, Inc and of Wellington Underwriting plc.

  Hugh P. Lowenstein has been a director of the Company since December 1994 and was a director of Terra Nova (Bermuda) from December 1994 to November 1996. From March 1987 to June 1994, Mr. Lowenstein was a Managing Director of DLJSC. Mr. Lowenstein is the founder and owner of Shore Capital Limited, a Bermuda-based consulting and investment firm ("Shore Capital"). Shore Capital currently provides consulting services to DLJSC.

  Robert S. Fleischer has been a director of the Company since December 21, 1994. Mr. Fleischer is currently a Managing Director of DLJSC and has been employed in various positions by DLJSC since 1978.

  Mark J. Byrne has been a director of the Company since November 1996 and was a director of Terra Nova (Bermuda) from December 1994 to November 1996. Mr. Byrne is Managing Director, Global Fixed Income Arbitrage, Credit Suisse First Boston.

  Steven J. Gilbert has been a director of the Company since December 1994. Mr. Gilbert is the Chairman of Gilbert Global Equity Partners (Bermuda) Ltd., and was the Managing General Partner of Soros Capital, L.P., the principal venture capital and leveraged transaction entity of Quantum Group of Funds from 1992 to 1996. He is also the Managing Director of Commonwealth Capital Partners, L.P., a private equity investment fund, a principal advisor to Quantum Industrial Holdings Ltd., and a limited partner of Chemical Venture Partners, which he founded. Mr. Gilbert is a director of Katz Media Corporation, NFO Research, Inc., The Asian Infrastructure Fund, Peregrine

Indonesia Fund, Limited, Digicon, Inc., GTS-Durateck, Inc., Sydney Harbour Casino Holdings, Ltd. and UroMed Corporation and Affinity Technology Group, Inc.

  Jean M. Waggett has been the Senior Vice President, Secretary and General Counsel of the Company since March 1996. Ms. Waggett has been a director of Terra Nova (Bermuda) since November 1996. From 1980 until February 1996 Ms. Waggett was employed in various positions with Aetna.

  William J. Wedlake has been the Senior Vice President and Chief Financial Officer of the Company and director and Chief Financial Officer of UK Holdings and Terra Nova since September 1996. From 1993 to 1996 Mr. Wedlake was Finance Director (UK & Ireland) of GRE and from 1987 to 1993 Finance Director (UK) of Schroders.

  Ian L. Bowden transferred to TNAM in 1996 having been Director of Fixed Interest Investment of Terra Nova since 1986, prior to which he was the Manager of Fixed Interest Investment for Terra Nova. Mr. Bowden serves as a director of Terra Nova and TNAM.

  Richard J. Edmunds transferred to TNAM in 1996 having been Director of Investments of Terra Nova since January 1981 and a director since April 1986. He has also been Managing Director of TNAM since 1994.

  John E. O'Neill has been Chief Actuary of Terra Nova since 1994. From 1991 to 1994, Mr. O'Neill was an associate of Bacon & Woodrow, an actuarial and management consulting firm. From 1989 to 1991, Mr. O'Neill was the group actuary of Robert Fleming/Save & Prosper Group. Mr. O'Neill is a director of Terra Nova Pension.

  All directors of the Company serve one-year terms or until the election of their respective successors. Officers of the Company serve at the direction of the Board.

DIRECTORS COMPENSATION

  Directors of the Company who are employees of the Company or its subsidiaries are not compensated for serving as directors. The non-employee directors of the Company currently receive a retainer at the rate of $8,000 per year and a meeting fee of $2,000 for each Board and committee meeting which the director attends and are reimbursed for out-of-pocket expenses incurred in such capacity. Chairpersons of the Audit and Compensation Committees receive an additional $250 for each committee meeting attended.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The 1996 Compensation Committee was composed of David L. Jaffe (Chairman), John J. Byrne (retired November 26, 1996), Allan W. Fulkerson, Philip F. Petronis and Hugh P. Lowenstein (appointed November 1996). Mr. Jaffe is a member of DLJMB, an affiliate of DLJSC.

SECTION 16 REPORTING

  Directors of the Company are subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934 as amended. During the year ended December 31, 1996, Mr. Wedlake was late filing his Form 3. The form has been filed.

ITEM 11 - EXECUTIVE COMPENSATION


  The following table summarizes certain information for the fiscal years ended 1996, 1995 and 1994 concerning the compensation earned by the Company's Chief Executive Officer and its other four most highly compensated executive officers (collectively, the "Named Executive Officers")

                         SUMMARY COMPENSATION TABLE (1)

                                                                                                                        LONG-TERM
                                                                                                                       COMPENSATION
                                                                                    ANNUAL COMPENSATION                   AWARDS
                                                         ------------------------------------------------------------------------
                                                                                                                        SECURITIES
                         NAME AND PRINCIPAL POSITION                                                  OTHER ANNUAL      UNDERLYING
                                                                YEAR       SALARY       BONUS         COMPENSATION(3)     OPTIONS
                                                                              $           $                  $              #

William O. Bailey                                               1996        375,000      700,000          100,000        17,241
  Chairman, President and Chief Executive Officer               1995        375,000      475,000          100,000       131,521
    of the Company                                              1994        200,000    1,000,000 (2)            -             -
  Director of UK Holdings
  Chairman of Terra Nova
  Chairman of Terra Nova (Bermuda)

John Riddick                                                    1996        389,321      159,151           23,524         8,414
  Deputy Chairman of the Company                                1995        341,570      133,524           20,870        55,363
  Chairman and Managing Director of UK Holdings                 1994        297,255      270,502 (2)       10,808             -
  Director and Managing Director of Terra Nova
  Director of Terra Nova (Bermuda)
  Director of Octavian

John J. Dwyer                                                   1996        262,500      160,000          127,440         8,500
  Deputy Chairman of the Company                                1995        187,750      140,000           90,000        45,127
  Director and President of Terra Nova                          1994              -            -                -             -
    (Bermuda)
  Director of UK Holdings
  Director of Octavian

Nigel H.J. Rogers                                               1996        260,973      205,356           30,890             -  (4)
  Deputy Chairman of the Company                                1995              -            -                -             -
  Director and Managing Director of Octavian                    1994              -            -                -             -
  Director of UK Holdings
Richard J. Edmunds                                              1996        285,787      128,348           19,625         6,172
  Director of Terra Nova                                        1995        256,179       93,156           18,663        40,471
  Managing Director of TNAM                                     1994        251,885      226,696 (2)       18,776             -



  (1) Except for compensation paid to Messrs. Bailey and Dwyer, which was paid in U.S. dollars, all compensation payments were made in British pounds and have been translated into U.S. dollars at the year-end exchange rate for each of 1996, 1995 and 1994, which was $1.7113, $1.5526, and $1.5645 respectively.
  (2) Wholly in respect of Mr. Bailey and partially in respect of Messrs. Riddick and Edmunds, bonuses were paid in connection with the completion of the Terra Nova Acquisition by the pre-Terra Nova Acquisition shareholders of Terra Nova.
  (3) This column comprises the cost to the Company of personal health insurance and the value attributable for personal taxation purposes to car, car fuel and private telephone expenses paid by the Company for the Named Executive Officer where appropriate. In the case of Messrs. Bailey and Dwyer, the amounts include housing allowances as residents in Bermuda.
  (4) Mr. Rogers participates in the Octavian Stock Option Plan which provides for a grant of options in 1999 based on profit commissions received by Octavian following the closure of the 1996 underwriting year of account.

PENSION PLANS

  The following table sets forth the estimated maximum annual retirement benefits payable to employees of Terra Nova and TNAM under the Terra Nova Pension and Life Assurance Plan (1986) (the "Pension Plan") at the specified average compensation and years of service classifications.

                             PENSION PLAN TABLE

                                                        YEARS OF SERVICE
                             ------------------------------------------------------------------
Average Compensation               15           20            25           30            35
   $125,000                     $36,058       $48,077       $60,096      $72,115       $83,333
    150,000                      43,269        57,692        72,115       86,538       100,000
    175,000                      50,481        67,308        84,135      100,962       116,667
    200,000                      57,692        76,923        96,154      115,385       133,333
    225,000                      64,904        86,538       108,173      129,808       150,000
    250,000                      72,115        96,154       120,192      144,231       166,667
    300,000                      86,538       115,385       144,231      173,077       200,000
    400,000                     115,385       153,846       192,308      230,769       266,667
    450,000                     129,808       173,077       216,346      259,615       300,000
    500,000                     144,231       192,308       240,385      288,462       333,333


  The Pension Plan qualifies Terra Nova and TNAM for an exemption from compulsory participation in the State Earnings Related Pension Scheme ("SERPS"), a state-run pension plan to which non-exempted U.K. companies are required to make annual contributions. Only permanent employees between the ages of 20 and 61 are eligible to participate in the Pension Plan. Retirement benefits are computed by multiplying the number of years of covered service by 1/52nd multiplied by pensionable salary received in the calendar year prior to normal retirement date (age 62) or the date of leaving service if earlier.

  The Pension Plan has a supplementary section, which provides that certain employees of Terra Nova and TNAM shall receive retirement benefits based upon the same formula as that for the ordinary plan member except that the multiple is a maximum of 1/30th for each year of service. The maximum fraction for the purposes of computing retirement benefits is 2/3rds. Pensionable salary excludes bonuses, commissions, overtime or any other discretionary or fluctuating payments except where a member is specifically advised to the contrary. A member is fully vested in the Pension Plan after two years of participation.

  The Pension Plan provides for the payment of reduced benefits upon early retirement between the ages of 50 and 62. Upon the death of a member before retirement, the Pension Plan provides for a cash lump sum payment of four times basic salary and a survivor annuity benefit to the member's spouse of 50% of the member's prospective benefit. This benefit is payable from the date of the death of the member. The same benefits are payable to minor children up to the age of 18, or for such longer period as their education continues on a full-time basis if there is no surviving spouse. Pension Plan participants may make additional voluntary contributions up to 15% of annual salary to supplement their Pension Plan benefits. Such voluntary contributions are not matched by Terra Nova and TNAM.

  Terra Nova provides two employees with a "Non-Approved" Pension Plan which provides a money purchase fund and additional term life assurance coverage targeted to raise total retirement and death benefits to a level broadly equivalent to that enjoyed by employees who joined the Company prior to June 1, 1989, the date upon which the state imposed limits on pensionable earnings.

  The credit years of pensionable services for Messrs. Riddick and Edmunds at December 31, 1996 were 19.6 and 15.9 respectively.

  Mr. Bailey, Mr. Dwyer and the employees of the Company who are based in Bermuda, Canada and Belgium participate in money purchase pension plans which are in line with local market terms and conditions of employment and generally cost the Company approximately 10% of basic salaries of the participating employees.

  Mr. Rogers participates in The Octavian Group Pension Scheme (the "OMP Plan"), a defined contribution plan. Participation in the OMP Plan is at the discretion of the Compensation Committee. For employees of Octavian, the current annual contribution rate is 15% of annual pensionable salary, and for underwriters and directors of Octavian, the current annual contribution rate is 25% of annual pensionable salary. Normal retirement age is 60.

Octavian provides certain of its employees with one of two defined benefit pension schemes, run in conjunction with the Lloyd's Superannuation Scheme (the "Abbey Plan" and the "Lloyds Plan" respectively). The Abbey Plan provides benefits which are simiar to those in the Pension Plan, the principal difference being that the multiple is 1/60th and retirement age is 60. The Lloyd's Plan provides benefits which are in addition to those under SERPS at a retirement age of 60. The formula for computing pensions is similar to that in the Pension Plan, the principal difference being that the multiple is 1/100th.

SERVICE CONTRACTS

  Terra Nova has entered into a service agreement with John Riddick, as Managing Director, and TNAM has entered a service agreement with Richard J. Edmunds, as Managing Director, (each, an "Executive" and collectively, the "Executives"). Each service agreement provides for a base salary subject to annual review and an annual bonus. Additionally, the Executives are entitled to participate in Terra Nova's pension and health insurance plans, to be reimbursed for out-of-pocket expenses incurred in the ordinary course of business and to receive the use of company automobiles.

  Each service agreement is terminable (i)by either party giving written notice to the other not less than 12 months prior to March 31 of any year and (ii) automatically on the first day of the month following the respective Executive's 62nd birthday. Terra Nova can also terminate the employment of any Executive at any time with legal cause. If Terra Nova terminates employment with legal cause, the Executive is not entitled to receive any severance compensation but is entitled to accrued but unpaid salary and bonus to the date of termination. Each Executive has agreed, for a period of six months following termination, not to solicit certain business underwritten by Terra Nova or to entice any employee of Terra Nova away from Terra Nova.

  The Company has entered into a service agreement with Nigel H.J. Rogers. Mr. Rogers' service agreement provides for a base salary subject to annual review and an annual bonus. Additionally, Mr. Rogers is entitled to (i) participate in the Octavian Stock Option Plan, the OMP Plan and the Company's medical insurance and life assurance plans, (ii) be reimbursed for travel-related expenses incurred by him in or about the performance of his duties under the service agreement, and (iii) receive the use of a company automobile.

  The service agreement provides for a period of employment of two years, which term is automatically extended for subsequent one-year periods. The service agreement is terminable (i) on December 31 of any year after January 1998 by either party giving written notice to the other prior to March 31 in such year,
(ii) automatically on Mr. Rogers' 60th birthday, and (iii) by the Company at any time for cause, in which case Mr. Rogers is entitled to accrued but unpaid salary to the date of termination. The Company may also terminate Mr. Rogers' employment without cause and without notice, in which case Mr. Rogers is entitled to his base salary and all other benefits that he would have earned through the notice period set forth in clause (i) above (except that his bonus shall only be payable up to an including the date of termination). Mr. Rogers has agreed, for a period of six months following termination, not to (i) solicit any customers or clients of the Company in connection with the carrying on of any business in competition with the business of the Company or (ii) solicit or entice any employee of the Company or its affiliates away from the Company or such affiliates.

APPROVED EXECUTIVE SHARE OPTION PLAN

  On January 9, 1995, the Board of Directors of the Company adopted Executive Share Option Schemes ("the Stock Option Plans" as amended on February 6, and March 13 and 4th August, 1996) . The Stock Option Plans provide for the grant to eligible employees of options to purchase Shares (the "Option Shares"). The maximum number of Option Shares for which an option may be granted is limited so that when aggregated with the number of Option Shares issued or remaining issuable with respect to options granted within the previous ten years under the Stock Option Plans, they will not exceed 8% of the aggregate number of Ordinary Shares of the Company outstanding on the date preceding the date on which the option is granted. Unexercised options will expire either seven or ten years after the date granted as provided in the respective Stock Option Plans, subject to certain limited exceptions. The Stock Option Plans are administered by the Compensation Committee which determines which employees will be granted any future options.



                                               OPTION GRANTS AS OF DECEMBER 31, 1996

                                                                                                 POTENTIAL REALIZED
                                       % OF TOTAL                                                VALUE AT ASSUMED
                    NUMBER OF            OPTIONS                                               ANNUAL RATES OF STOCK
                   SECURITIES           GRANTED TO                                               PRICE APPRECIATION
                UNDERLYING OPTIONS     EMPLOYEES IN            EXERCISE        EXPIRATION        FOR OPTION TERM(1)
                                                                                             ---------------------------
NAME            GRANTED (#)           FISCAL YEAR           PRICE ($/SH)         DATE            5%            10%
Mr. Bailey         94,118 (2)            13.74       %          5.80           12/21/04         $343,304      $869,999
                   37,403 (2)             5.46                  9.57           10/13/05          136,431       345,742
                   17,241 (3)             9.43                  12.80          12/31/05           62,888       159,371
Mr. Riddick        43,294 (2)             6.32                  5.80           12/21/04          157,919       400,197
                   12,069 (2)             1.83                  9.57           10/13/02           28,497        66,410
                    8,414 (4)             4.60                  12.80          12/31/02           19,867        46,299
Mr. Dwyer          37,646 (2)             5.50                  5.80           12/21/04          137,317       347,989
                    7,481 (2)             1.13                  9.57           10/13/05           27,288        69,152
                    8,500 (4)             4.65                  12.80          12/31/05           31,005        78,572
Mr. Rogers              -                  -                      -               -              -              -
Mr. Edmunds        40,471 (2)             5.91                  5.80           12/21/04          147,622       374,102
                    6,172 (4)             3.37                  12.80          12/31/02           14,573        33,962

-------------------
(1)   Assumes market value of stock on date of grant equal to exercise price.
(2) The options granted match one for one the contemparaneous investment in the shares of the company by the executive and became fully exercisable on completion of the Offerings.
(3) Each option becomes exercisable on the first anniversary of the date of grant.

(4) Each option will become exercisable with respect to 40% of the underlying shares on the second anniversary of the date of grant, and, thereafter, in equal 20% installments on each of the third, fourth and fifth anniversaries of the date of grant.

      Under the Stock Option Plan, in addition to grants to other senior management employees of the Company and its subsidiaries, the Compensation Committee of the Board of Directors has granted the following options to Messrs. Bailey, Riddick, Dwyer, Rogers and Edmunds since December 31, 1996:

                                   NUMBER OF OPTION SHARES COVERED
                     -----------------------------------------------------------
                     MR. BAILEY  MR. RIDDICK  MR. DWYER  MR. ROGERS  MR. EDMUNDS

Date of grant -
 February 10, 1997;
issue price $19.29(1)    25,000       13,300     10,700      11,400        7,100

------------------
(1) Price equals the average closing market price of TNA shares over the three business days preceeding the date of grant


TERRA NOVA SENIOR MANAGEMENT STOCK APPRECIATION RIGHTS PLAN

  In February 1994, Terra Nova terminated the Terra Nova Senior Management Stock Appreciation Rights Plan. In connection with the termination of such plan, all SARs granted under the plan became immediately exercisable, with an aggregate payment of $911,872 ((Pounds)582,852) being made by Terra Nova in 1994 pursuant to such exercise. No SARs have been granted to any employees of Terra Nova since 1993.

OCTAVIAN STOCK OPTION PLAN

  In connection with the Octavian Acquisition, the Company, on January 5, 1996, established the Octavian Stock Option Plan providing for the grant of options to certain individual members of the management of Octavian, including Mr. Rogers, based on profit commissions received by Octavian for the 1996 to 2000 years of account. Under the Octavian Stock Option Plan, such members of management will receive annual option grants to purchase a number of Shares equal in the aggregate to (i) 90% of the profit commission received by Octavian from the Octavian Syndicates (less underwriters' and management bonuses relating thereto and corporate taxes) for each year of account, divided by (ii) the fully-diluted net asset value (as defined in the Octavian Stock Option Plan) per Ordinary
Share of the Company as at the end of such year.   The aggregate Profit
Commission Component for the 1996 to 2000 years of account is subject to a maximum of (Pounds)10.0 million and no further options shall be issued once such maximum has been reached. The options will be granted upon receipt of the profit commissions on closure of each year of account under applicable Lloyd's regulations, which currently are 1999 to 2003 for each of the years 1996 to 2000, respectively. The options have a nominal exercise price and become exercisable on or after the January 1 next succeeding the date of grant, commencing January 1, 2000, provided that all options granted after January 1, 2002 become immediately exercisable. Options expire seven years after the date of grant. The Octavian Stock Option Plan will be administered, with respect to persons subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Compensation Committee.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information with respect to beneficial ownership of the Shares as of December 31, 1996 by: (i) each person known to the Company to beneficially own at least 5% of the Shares ("a 5% Shareholder"); (ii) each director of the Company; (iii) each Named Executive Officer; and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, each shareholder named has sole voting and investment power with respect to such shareholder's shares.

                                          NUMBER OF
SHAREHOLDER                                  SHARES     PERCENT

DLJ Entities (1)                          2,775,766      11.7 %
Bank of N.T. Butterfield & Son Ltd.       1,214,414       5.1 %
William O. Bailey (3)                       131,000         *
John Riddick                                 52,824         *
John J. Dwyer                                28,862         *
Nigel H. Rogers                               1,000         *
David L. Jaffe                                3,000         *
Philip F. Petronis                              500         *
Allan W. Fulkerson(4)                        37,000         *
Hugh P. Lowenstein                           25,862         *
Robert S. Fleischer                           2,000         *
Mark. J. Byrne                                    -         *
Steven J. Gilbert(5)                        206,896         *
Richard J. Edmunds                           37,068         *
All directors and executive officers        569,803       2.4
as a group (17 persons)

* less than 1%

(1) Consists of Shares held directly by the following related investors: DLJMB Funding, 567,905 Shares, DLJSC, 82,048 Shares, DLJMB Overseas Partners C.V. ("DLJMB Overseas"), 1,121,517 Shares, DLJ International Partners C.V. ("DLJIP"), 967,499 Shares, and DLJ Offshore Partners, C.V. ("DLJOP"), 36,797 Shares, representing, respectively, 2.4% , 0.4%, 4.7%, 4.1% and 0.1% of the Shares outstanding. As the parent of each of DLJMB Funding and DLJSC, Donaldson, Lufkin & Jenrette, Inc. ("DLJ") may be deemed to beneficially own indirectly all of the Shares held by such entities. As parent of DLJ Merchant Banking, Inc., the general partner of each of DLJMB Overseas, DLJIP and DLJOP, DLJ may be deemed to beneficially own indirectly all of the Shares held by such entities. DLJ is an indirect subsidiary of The Equitable Companies Incorporated. The address of DLJ is 277 Park Avenue, New York, New York 10172.

(2) Such Shares are subject to a special depositary receipt agreement under which Marsh & McLennan Risk Capital Holdings, Ltd. and Bowring (collectively, "Marsh & McLennan") have the right to request the sale or transfer of the Shares under certain circumstances. Marsh & McLennan have no voting power under such Shares. Marsh & McLennan may not own legally or beneficially in excess of 5% of the Shares. Marsh & McLennan disclaims beneficial ownership over such Shares.

(3)  Shares include 100 shares beneficially owned by Mrs. Carole Bailey.

(4) Massachusetts Fiduciary is the general partner of MFA-MASTERS, which is the record owner of 825,706 Shares. Massachusetts Fiduciary exercises both voting and investment power with respect to such Shares. Allan W. Fulkerson is the sole shareholder, President and director of Massachusetts Fiduciary. Additionally, Mr. Fulkerson is a director, shareholder and President of Century Capital Management Inc., which exercises both voting and investment power with respect to the 411,853 Shares owned of record by ISF and 224,137 Shares owned by Century Capital Partners, L.P.. Mr. Fulkerson's address is One Liberty Square, Boston Massachusetts 02109. Although Mr. Fulkerson may be deemed to beneficially own the 1,459,696 Shares owned of record by MFA-MASTERS, ISF and Century Capital Partners L.P., he disclaims beneficial ownership of such shares except to the extent of his proportionate interest therein.

(5) Consists of 158,344 Shares owned by Soros Capital L.P. and 48,552 Shares currently owned by Soros Capital Coinvesment Partners LLC. Mr. Gilbert was the General Partner of Soros Capital L.P. and Soros Capital Coinvestment Partners LLC and has both voting and investment power with respect to such Shares.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

REGISTRATION RIGHTS AGREEMENT

  The Company and the existing shareholders of the Company ("the Shareholders") have entered into a Registration Rights Agreement, which grants the Shareholders and certain of their affiliates certain incidental and demand registration rights with respect to Ordinary Shares held by them. Under this agreement, Shareholders other than the DLJ Entities (individually or as a group) owning or having the rights to acquire 30% or more of the Ordinary Shares outstanding and issuable prior to the Offerings have the right to require the Company on one occasion, and one or more of the DLJ Entities have the right to require the Company on two occasions, to register Shares under the Securities Act for sale in the public market, provided that the total fair value of the Shares requested to be registered in the exercise of any such right must be at least $15 million. Any other Shareholder not making the request will have the right to participate in such registration on a first-priority basis (pro rata according to the respective Shares requested for registration) subject to a customary underwriter's reduction. In addition, if the Company proposes to file a registration statement covering Ordinary Shares held by it or any other shareholder of the Company at any time, each Shareholder will have the right to include Ordinary Shares held by it in the registration, in each case on a first-priority basis with other Shareholders and any other holders of Shares requesting registration, pro-rata according to the respective Shares requested for registration, and on a second-priority basis with the Company, in each case subject to a customary underwriter's reduction. The Company has agreed to indemnify each Shareholder in respect of certain liabilities, including civil liabilities under the Securities Act, and to pay certain expenses relating to such registration.

TRANSACTIONS WITH FIVE PERCENT SHAREHOLDERS

  From time to time, in the ordinary course of its insurance business, the Company may insure risks of 5% Shareholders and, in addition, may cede risks to insurance companies who are affiliates of 5% Shareholders. Such business may be conducted through intermediaries which may from time to time include affiliates of 5% Shareholders. As an investor, the Company may transact business with counterparties and intermediaries which may be affiliated with certain 5% Shareholders. All of the above transactions would be conducted on an arm's length basis.

  DLJSC acted as financial advisor to the Company in connection with the Terra Nova Acquisition in 1994 and received aggregate fees of approximately $2.3 million for such services, as well as reimbursement of disbursements and out-of-pocket expenses incurred in connection with such services.

  DLJSC acted as one of the underwriters in connection with the Senior Notes Offering in June 1995 and received approximately $2.1 million as underwriting compensation for such activities, plus reimbursement for certain expenses.

  DLJSC acted as one of the underwriters in connection with the Offerings in April 1996 and received approximately $3.2 as for such activities, plus reimbursement for certain experts.

  The Company has retained DLJSC as its investment banker and financial advisor on an exclusive basis until the earlier to occur of December 21, 1999 and the date that the ownership of Ordinary Shares by the DLJ Entities shall have fallen below 40% of their initial ownership of Ordinary Shares (including Ordinary Shares issuable upon exchange or conversion of other securities). The Company has agreed to indemnify DLJSC in connection therewith.

  Messers. Jaffe and Fleischer, both directors of the Company, are Managing Directors of DLJMB, an affiliate of DLJSC, and DLJSC, respectively, and Mr. Lowenstein, who is also a director of the Company, was a Managing Director of DLJSC until June 1994 and now, through Shore Capital, provides consulting services to DLJSC. Mr. Jaffe is Chairman of the Board's Compensation Committee.

  In April 1996, in connection with the offerings, the company issued an aggregate of 1,036,531 to the DLJ Entities in exchange for equity securities in Terra Nova and Terra Nova (Bermuda) owned by such DLJ entities.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

  (a) INDEX TO FINANCIAL STATEMENTS. The financial statements filed as part of this report are listed on the index to Financial Statements on page 46 hereof.

  INDEX TO FINANCIAL STATEMENT SCHEDULES                                PAGE
  --------------------------------------                                ----

  Report of Independent Accountants on Schedules                         89

Schedule I      - Summary of Investments - Other than Investments
                  in Related Parties                                     90

Schedule II(a)  - Condensed Financial Information of Registrant
                  (Parent Company) (1)                                   91
                - Condensed Balance Sheets

Schedule II(b)  - Condensed Financial Information of Registrant
                  (Parent Company) (1)                                   92
                - Condensed Statement of Operations

Schedule II(c)  - Condensed Financial Information of Registrant
                  (Parent Company) (1)                                   93
                - Condensed Statement of Cash Flows

Schedule III    - Supplementary Insurance Information                    94


Schedule IV     - Reinsurance                                            95

Schedule V      - Valuation and Qualifying Accounts                      96

Schedule VI     - Supplementary Information Concerning
                  Property/Casualty Insurance Operations                 97


Other Schedules have been omitted as they are not applicable to the Company.


(b) REPORTS ON FORM 8-K.  The reports on Form 8-K have been filed during the last quarter of the period
                          covered by this report.                        98

(c) EXHIBITS.             The Index to Exhibits and the Exhibits
                          filed as part of this report.                  99

                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF
TERRA NOVA (BERMUDA) HOLDINGS LTD. AND THE SHAREHOLDERS
AND BOARD OF DIRECTORS OF TERRA NOVA INSURANCE COMPANY LIMITED

  In connection with our audits of (a) the consolidated balance sheets of Terra Nova (Bermuda) Holdings Ltd. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1995 and 1996 and (b) the consolidated statements of operations, shareholders' equity and cash flows of Terra Nova Insurance Company Limited (the Predecessor) for the year ended December 31, 1994, which financial statements are included in the Form 10-K, we have also audited the financial statement schedules listed in Item 14 herein.

  In our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



Coopers & Lybrand
Hamilton, Bermuda
February 26,  1997

                                                         Supplemental Schedule I

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES
       SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 1996
                            (dollars in thousands)

                                                                                                               AMOUNT AT
                                                                                                                 WHICH
                                                                                             MARKET           SHOWN IN THE
TYPE OF INVESTMENT                                                          COST             VALUE           BALANCE SHEET
                                                                         ------------     -------------     -----------------
Fixed maturities:
   Bonds:
        United States Government and government agencies and
          authorities                                                       $416,383          $421,660              $421,660
        States, municipalities and political subdivisions                     19,381            20,321                20,321
        Foreign governments                                                  393,079           407,433               407,433
        Public utilities                                                           -                 -                     -
        Convertibles and bonds with warrants attached                              -                 -                     -
        All other corporate bonds                                            266,283           270,117               270,117
   Certificates of deposit                                                         -                 -                     -
   Redeemable preferred stocks                                                     -                 -                     -
                                                                         ------------     -------------     -----------------
      Total  fixed maturities                                             $1,095,126        $1,119,531            $1,119,531
                                                                         ============     =============     =================
Equity securities:
   Common stocks
        Public utilities                                                           -                 -                     -
        Banks, trust and insurance companies                                  13,215            15,435                15,435
        Industrial, miscellaneous and all other                               79,662           104,976               104,976
   Non redeemable preferred stocks                                                 -                 -                     -
                                                                         ------------     -------------     -----------------
      Total equity securities                                                $92,877          $120,411              $120,411
                                                                         ============     =============     =================
Mortgage loans on real estate                                                      -                 -                     -
Real estate                                                                        -                 -                     -
Policy loans                                                                       -                 -                     -
Other long-term investment                                                         -                 -                     -
                                                                         ------------     -------------     -----------------
      Total investments                                                   $1,188,003        $1,239,942            $1,239,942
                                                                         ============     =============     =================

                                                     Supplemental Schedule II(a)


              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES
                      CONDENSED FINANCIAL INFORMATION OF
                         REGISTRANT (PARENT COMPANY(1)
                           CONDENSED BALANCE SHEETS
                            (dollars in thousands)

                                                                                      AT DECEMBER 31,
                                                                                -----------------------------
                                                                                   1996             1995
                                                                                ------------     ------------
                                                        ASSETS
Investments in subsidiaries                                                        $395,549         $219,973
Cash                                                                                  2,742           13,422
                                                                                ------------     ------------
            Total investments and cash                                              398,291          233,395
Indebtedness of subsidiary                                                                -              406
Other assets                                                                          2,812            2,912
                                                                                ------------     ------------
            Total assets                                                           $401,103         $236,713
                                                                                ============     ============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Other liabilities                                                                    $2,344           $6,329
                                                                                ------------     ------------
            Total liabilities                                                         2,344            6,329
                                                                                ------------     ------------
Convertible redeemable preferred shares                                                   -           33,376
Shareholders' equity:
     Common shares                                                                  149,933           89,282
     Additional capital                                                             111,544           18,203
     Unrealized appreciation in investments of subsidiaries,
         net of minority interests and income tax                                    36,271           49,972
     Retained earnings                                                              101,011           39,551
                                                                                ------------     ------------
                                                                                    398,759          197,008
                                                                                ------------     ------------
            Total shareholders' equity
            Total liabilities, convertible redeemable preferred shares and         $401,103         $236,713
            shareholders' equity                                               ============     ============

-------------------------------------
(1) The parent company condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

                                                     Supplemental Schedule II(b)


              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES
                      CONDENSED FINANCIAL INFORMATION OF
                        REGISTRANT (PARENT COMPANY) (1)
                       CONDENSED STATEMENT OF OPERATIONS
                            (dollars in thousands)


                                                                                       For the year ended
                                                                                          December 31,
                                                                                  ------------------------------
                                                                                     1996              1995
Revenues:
       Net investment income                                                           $2,205              $696
       Realized losses on sale of investments                                             (39)
                                                                                  ------------      ------------
              Total revenues                                                            2,166               696
                                                                                  ------------      ------------

Expenses:
       Deferred debt expenses                                                             664               664
       Salaries                                                                         1,592               813
       Legal and professional expenses                                                    463               290
       Other expenses                                                                   1,677               807
                                                                                                    ------------
                                                                                  ------------
              Total expenses                                                            4,396             2,574
                                                                                  ------------      ------------

Loss from continuing operations before
equity in net income of consolidated subsidiaries                                      (2,230)           (1,878)
Equity in net income of consolidated subsidiaries                                      66,136            45,129
                                                                                  ============      ============
Net income                                                                             63,906            43,251
                                                                                  ============      ============

--------------
(1) The parent company condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

                                                     Supplemental Schedule II(c)



              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES
                    PARENT COMPANY FINANCIAL INFORMATION(1)
                       CONDENSED STATEMENT OF CASH FLOWS
                            (dollars in thousands)


                                                                               FOR THE YEAR ENDED

                                                                                  DECEMBER 31,

                                                                       -----------------------------------
                                                                           1996                 1995

Cash flows from operating activities:
      Net loss                                                               $(2,230)             $(1,878)
                                                                       --------------      ---------------
Adjustments to reconcile net income to net cash
provided by operating activities
      Realized capital (gains)/losses                                             39                    -
      Change in assets and liabilities, net                                   (3,479)                 827
                                                                       --------------      ---------------
                 Net cash used in operating activities                        (5,670)              (1,051)
                                                                       --------------      ---------------
Cash flows from investing activities
      Proceeds of fixed maturities sold                                       80,196                    -
      Purchace of fixed maturities                                           (80,235)                   -
                                                                       --------------      ---------------
                 Net cash provided by (used in) investing activities             (39)                   -
                                                                       --------------      ---------------
Cash flows from financing activities:
      Investment in subsidiary company                                      (101,001)             (32,616)
      Net proceeds from initial public offering                              113,953                    -
      Proceeds from shares issued                                                158               46,383
      Preference dividends paid to stockholders                                 (499)              (3,700)
      Ordinary dividends paid to stockholders                                 (1,548)                   -
      Redemption of preference shares                                        (16,035)                   -
                                                                       --------------      ---------------
                 Net cash provided by financing activities                    (4,972)              10,067
                                                                       --------------      ---------------
Change in cash and cash equivalents                                          (10,681)               9,016
Cash and cash equivalents at begining of year                                 13,422                4,406
                                                                       ==============      ===============
Cash and cash equivalents at end of year                                      $2,741              $13,422
                                                                       ==============      ===============

-----------------
(1) The parent company condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

                                                       Supplemental Schedule III

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
         TERRA NOVA INSURANCE COMPANY LIMITED, AND THEIR SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                            (dollars in thousands)


                                                   LOSSES                         OTHER
                                   DEFERRED       AND LOSS                    POLICY CLAIMS                      NET
                                  ACQUISITION    ADJUSTMENT     UNEARNED      AND BENEFITS      PREMIUM      INVESTMENT
             SEGMENT                 COSTS        EXPENSES      PREMIUMS         PAYABLE        REVENUE        INCOME
             -------              ------------  -------------  ------------   --------------  -------------  ------------
Year ended December 31, 1996
      Non-marine                      $25,031       $638,974       $98,360                -       $182,543       $36,677 (a)
      Marine                           15,929        429,596        53,894                -         83,921        15,471 (a)
      Octavian                          4,319          9,538        20,866                -         12,292        37,732 (a)
Year ended December 31, 1995
      Non-marine                      $18,584       $650,052       $78,112                -       $159,555       $37,966 (a)
      Marine                           18,366        518,600        61,881                -         92,345        15,658 (a)
      Octavian                              -              -             -                -              -             -
Year ended December 31, 1994
      Non-marine                       16,414        705,140        77,447                -        140,167        23,246 (a)
      Marine                           15,107        518,702        70,363                -        110,267        13,731 (a)
      Octavian                              -              -             -                -              -             -
------------------------------
                                  Benefits,     Amortization
                                 claims, losses of deferred      Other
                                 and settlement acquisition    operating      Premiums
             Segment               expenses        costs        expenses       written
          ----------------       -------------  ------------  -------------  ------------
Year ended December 31, 1996
      Non-marine                     $123,615       $50,799         $5,464      $204,334
      Marine                           46,967        28,139          4,084        78,169
      Octavian                          7,692         3,456            627        28,663
Year ended December 31, 1995
      Non-marine                     $120,105       $43,795         $6,301      $161,357
      Marine                           59,006        28,519          3,768        85,628
      Octavian                              -             -              -             -
Year ended December 31, 1994
      Non-marine                      105,251        40,131          5,487       152,782
      Marine                           86,402        27,115          3,035       129,721
      Octavian                              -             -              -             -

------------------------------
(a) Net investment income excludes investment income and realized gains of $37,732,000, $30,238,000 and $28,496,000 for 1996, 1995, and 1994,
      respectively, which is attributable to the Parent as disclosed in note 21 to the Consolidated Financial Statements.

                                                        Supplemental Schedule IV


                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
         TERRA NOVA INSURANCE COMPANY LIMITED, AND THEIR SUBSIDIARIES
                                  REINSURANCE
                            AS OF DECEMBER 31,1996
                            (dollars in thousands)

                                                                                                    PERCENTAGE
                                                       CEDED TO        ASSUMED                     OF AMOUNT
                                          GROSS          OTHER       FROM OTHER        NET          ASSUMED
PREMIUMS WRITTEN                          AMOUNT       COMPANIES      COMPANIES       AMOUNT        TO NET
                                       -------------  ------------   ------------  -------------  ------------
PROPERTY-CASUALTY
    Year Ended December 31, 1996           $119,601       $49,844       $241,409       $311,166        77.60%
    Year Ended December 31, 1995             86,296        55,673        216,362        246,985        87.60%
    Year Ended December 31, 1994            103,439        76,859        255,923        282,503        90.60%


                                                         Supplemental Schedule V


                      TERRA NOVA (BERMUDA) HOLDINGS LTD.,
         TERRA NOVA INSURANCE COMPANY LIMITED, AND THEIR SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                            (dollars in thousands)

                                                                         CHARGED       CHARGED             BALANCE
                                         BALANCE AT          TO          TO OTHER                             AT
                                        BEGINNING OF      COSTS AND     ACCOUNTS-     DEDUCTIONS-           END OF
DESCRIPTION                                PERIOD         EXPENSES      DESCRIBE       DESCRIBE            PERIOD
--------------                          --------------   ------------  ------------   -------------       ----------
Year Ended December 31, 1996
  Allowance for Doubtful Accounts             $30,165        $(1,142)      $-            $(126)(a)        $29,149
Year Ended December 31, 1995
  Allowance for Doubtful Accounts              29,076          3,000        -            1,911             30,165
Year Ended December 31, 1994
  Allowance for Doubtful Accounts              25,679          3,890        -              493 (a)         29,076

--------------
a) Amounts previously charged utilized against irrecoverable balances.

                                                        Supplemental Schedule VI


                                                   RESERVE FOR
                                                     LOSSES
                                     DEFERRED       AND LOSS       DISCOUNT                                      NET
                                    ACQUISITION    ADJUSTMENT      IF ANY,       UNEARNED        EARNED      INVESTMENT
                                       COSTS        EXPENSES       DEDUCTED      PREMIUMS       PREMIUMS       INCOME
                                    ------------   ------------  -------------  ------------  -------------  ------------
Year Ended December 31, 1996
     Continuing operations               45,279      1,078,108        -             173,120        278,756        52,148
     Aviation business in run off        -             139,667        -              -              1,624          -
Year Ended December 31, 1995

     Continuing operations               36,950      1,168,652        -             139,993        251,900        53,624
     Aviation business in run off        -             164,898        -              -               4,668        -
Year Ended December 31, 1994

     Continuing operations               31,521      1,223,842        -             147,810        250,434        65,473
     Discontinued operations             -             318,692        -              -              (1,561)       -


                                            Losses and loss
                                         adjustment expenses
                                          incurred related to        Amortization    Paid losses
                                       ---------------------------
                                           (1)           (2)         of deferred       and loss
                                         Current        Prior        acquisition      adjustment     Premiums
                                          year          years           costs          expenses       written
                                       ------------  -------------  ---------------  -------------  ------------
Year Ended December 31, 1996
     Continuing operations                 180,874         (2,600)          82,394        173,741       311,166
     Aviation business in run off           -                 997         -                32,000         1,624
Year Ended December 31, 1995
     Continuing operations                 175,852          3,259           72,314        213,606       246,985
     Aviation business in run off           -               4,574         -                15,025         4,668
Year Ended December 31, 1994
     Continuing operations                 164,718         26,935           67,246        196,353       282,503
     Discontinued operations                -               8,353               20         (1,624)       (1,561)

ITEM 14 EXHIBITS
----------------

(b) Reports


No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

ITEM 14 EXHIBITS
----------------

(c) Exhibits

Exhibit
Number

1.1 Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 of the Company's Registration Statement on Form S-1, Registration No. 333-1726).

3.1 Certificate of Incorporation and Memorandum of Association of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, Registration No. 33-93358).

3.2 Amended and Restated Bye-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, Registration No. 333-1726).

4.1 Form of Share Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement Form S-1; Registration No. 333-1726).

4.2 Indenture, dated June 15, 1995 among UK Holdings, the Company and The Chase Manhattan Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement Form S-1, Registration No. 333-1726).

4.3 First Supplemental Indenture, dated October 12, 1995, among UK Holdings, the Company and the Chase Manhattan Bank, N.A., as trustee (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement Form S-1; Registration No. 333-1726).

4.4 Deposit and Custody Agreement, dated June 15, 1995 among UK Holdings, the Company, Chase Manhattan Bank Luxembourg, S.A., as Custodian, and The Chase Manhattan Bank, N.A., as Depository (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement Form S-1; Registration No.333-1726).

10.1 Exchange Agreement, dated December 20, 1994, among the Company, Aetna, CIGNA, Marsh & McLennan, Bowring and Nimrod Securities (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, Registration No. 33-93358).

10.2 Share Purchase Agreement, dated December 21, 1994, among UK Holdings, Aetna, CIGNA, Marsh & McLennan, Bowring and Nimrod Securities (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1, Registration No. 33-93358).

10.3 Registration Rights Agreement dated as of March 25, 1996, among the Company and certain shareholders of the Company (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1, Registration No. 333-1726).

10.4 Exclusivity Agreement, between the Company and DLJSC (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1, Registration No. 333-1726).

10.5 Service Agreement, dated October 18, 1993, between Terra Nova and John Riddick (incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1, Registration No. 33-93358).

10.6 Service Agreement, dated June, 14, 1993, between Terra Nova and Richard J. Edmunds (incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1, Registration No. 33-93358).

10.7 Service Agreement, dated May 28, 1993, between Terra Nova and Ian L. Bowden (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1, Registration No. 33-93358).

10.8 Service Agreement, dated January 5, 1996, between Octavian (formerly Saffronplace Limited) and Nigel Harold John Rogers (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1, Registration No 333-1726).

10.9 Letter Agreement dated January 5, 1996, between the Company and John J. Dwyer (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1, Registration No. 33-93358).

10.10 Letter Agreement, dated March 20, 1995, between the Company and John J. Dwyer (incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1, Registration No. 33-93358).

10.11   Approved Executive Share Option Plan (incorporated by reference to
        Exhibit 10.22 of the Company's Registration Statement on Form S-1, Registration No. 333-1726).

10.12   Octavian 1996 Stock Option Scheme (incorporated by reference to
        Exhibit 10.23 of the Company's Registration Statement on Form S-1, Registration No. 333-1726).


10.13   Octavian Group Pension Scheme (incorporated by reference to
        Exhibit 10.24 of the Company's Registration Statement on Form S-1, Registration No. 333-1726).

10.14 DTI Notice of Requirements (incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-1, Registration No. 33-93358).

10.15 Terra Nova Insurance Company Limited Non-Approved Funded Pension Scheme (incorporated by reference to Exhibit 10.28 of the Company's Registration Statement on Form S-1, Registration No. 333-1726).

11.1    Statements re computation of per share earnings.

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company's Registration Statement on Form S-1, Registration No. 333-1726).

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorised.


                       Terra Nova (Bermuda) Holdings Ltd
                       ---------------------------------


     Signature and Title                                        Date
     -------------------                                        ----

By  /S/ WILLIAM O. BAILEY
    William O. Bailey
    Chairman, President and Chief Executive Officer             March 14, 1997

By  /S/ WILLIAM J. WEDLAKE
    William J. Wedlake
    Chief Financial Officer, Senior Vice President and
    Principal Accounting Officer                                March 14, 1997

By  /S/ JOHN J. DWYER
    John J. Dwyer
    Deputy Chairman                                             March 14, 1997

By  /S/ JOHN RIDDICK
    John Riddick
    Deputy Chairman                                             March 14, 1997

By  /S/ NIGEL H.J. ROGERS
    Nigel H.J. Rogers
    Deputy Chairman                                             March 14, 1997

By  /S/ HUGH P. LOWENSTEIN
    Hugh P. Lowenstein
    Director                                                    March 14, 1997


By  /S/ ALLAN W. FULKERSON
    Allan W. Fulkerson
    Director                                                    March 14, 1997