Form 10-Q
period 1997-03-31
TERRA NOVA BERMUDA HOLDING LTD
filed 1997-05-15
CIK 935937

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)



 [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
INCORPORATION OR                            IDENTIFICATION NO)
 ORGANISATION)


                                RICHMOND HOUSE
                            12 PAR LA VILLE STREET
                                 HAMILTON HM08
                                    BERMUDA
              --------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES (ZIP CODE)

                           TELEPHONE: (441) 292 7731
              --------------------------------------------------
              (REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE)

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


The number of registrant's ordinary shares ($5.80 par value) outstanding as of May 14, 1997 was 25,881,802.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

                              INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION
------------------------------

                                                                   Page No.
                                                                   --------

Item 1.       Financial Statements:

              Consolidated Balance Sheets
              March 31, 1997 (Unaudited) and December 31, 1996          1


              Consolidated Statements of Operations (Unaudited)
                Three Months Ended March 31,1997 and 1996               2

              Consolidated Statements of Shareholders' Equity (Unaudited)
                Three Months Ended March 31, 1997 and 1996              3

              Consolidated Statements of Cash Flows (Unaudited)
                Three Months Ended March 31, 1997 and 1996              4

              Notes to the Interim Consolidated Financial Statements
                (Unaudited)                                             5


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                 9



PART II - OTHER INFORMATION
----------------------------



Item 6.                      Exhibits and Reports on Form 8-K          13

Signatures                                                             14

Exhibit Index                                                          15

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (dollars in thousands)


                                                                      At March 31,            At December 31,
                                                                          1997                    1996
                                                                     ----------------         -------------
                                                                       (Unaudited)
                           ASSETS
Investments available for sale and cash, at fair value:
     Fixed maturities:
         Bonds (amortized cost $1,050,825 and $1,095,126,  respectively)  $1,050,576           $1,119,531
     Common stocks (cost $97,911 and $92,877, respectively)                  119,555              120,411
     Cash and cash equivalents                                                77,407               50,544
                                                                          ----------           ----------
         Total investments and cash                                        1,247,538            1,290,486

Accrued investment income                                                     25,064               24,351
Insurance balances receivable                                                 43,046               31,943
Reinsurance recoverable on paid losses                                        39,913               43,745
Reinsurance recoverable on unpaid losses                                     235,039              254,129
Accrued premium income                                                       220,934              121,900
Prepaid reinsurance premiums                                                  38,799                8,261
Deferred acquisition costs                                                    86,746               45,279
Goodwill                                                                       9,665                9,942
Other assets                                                                  40,792               37,311
                                                                          ==========           ==========
         Total assets                                                     $1,987,536           $1,867,347
                                                                          ==========           ==========

                        LIABILITIES
Unpaid losses and loss adjustment expenses                                $1,046,043           $1,078,108
Unearned premiums                                                            308,253              173,120
Insurance balances payable                                                    39,625               18,340
Income taxes payable                                                          18,176               21,311
Deferred income taxes                                                          8,004                8,720
Long-term debt                                                               100,000              100,000
Net liabilities of Aviation business in run-off                               43,135               43,286
Other liabilities                                                             29,374               25,703
                                                                          ----------           ----------
         Total liabilities                                                $1,592,610           $1,468,588
                                                                          ----------           ----------

Commitments and contingent liabilities (note 2)                                    -                    -

                    SHAREHOLDERS' EQUITY
Common shares                                                                149,946              149,933
Additional capital                                                           112,755              111,544
Unrealized appreciation of investments, net of income tax                     13,682               36,271
Cumulative translation adjustments                                                95                  190
Retained earnings                                                            118,448              100,821
                                                                          ----------           ----------
         Total shareholders' equity                                          394,926              398,759
                                                                          ----------           ----------
         Total liabilities and shareholders' equity                       $1,987,536           $1,867,347
                                                                          ==========           ==========

   See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)
                   (dollars in thousands except share amounts)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                        ------------------------
                                                                                          1997          1996
                                                                                        ----------    ----------
Revenues
           Net premiums written                                                          $183,166      $172,451
           (Increase) decrease in unearned premiums                                      (104,703)      (97,281)
                                                                                        ----------    ----------
           Net premiums earned                                                             78,463        75,170
           Net investment income                                                           19,989        18,538
           Realized net capital gains on sales of investments                               5,930         8,008
           Foreign exchange gains (losses)                                                    151        (1,715)
           Agency income                                                                    3,802         1,941
                                                                                        ----------    ----------
                     Total revenues                                                       108,335       101,942
                                                                                        ----------    ----------

Expenses
           Losses and loss adjustment expenses, net                                        51,267        52,120
           Acquisition costs                                                               22,643        20,166
           Other operating expenses                                                         3,971         2,231
           Interest expense                                                                 2,688         2,688
           Agency expense                                                                   3,186         1,735
           Other expenses                                                                   1,098         1,368
                                                                                        ----------    ----------
                     Total expenses                                                        84,853        80,308
                                                                                        ----------    ----------


Income from operations before income taxes and minority interests                          23,482        21,634

Income tax expense                                                                          5,338         5,164

Minority interests in income of consolidated subsidiaries                                       -           985
                                                                                        ==========    ==========
Net income                                                                                $18,144       $15,485
                                                                                        ==========    ==========

Earnings per common share and common share equivalent                                       $0.69         $0.88

Earnings per common share and common share equivalent
           - assuming full dilution                                                         $0.69         $0.85

Weighted average number of common shares and common
           share equivalents outstanding (in thousands)                                    26,299        17,695

Weighted average number of common shares and common share equivalents outstanding (in thousands)
           - assuming full dilution                                                        26,290        18,844


See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
               For the Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)
                             (dollars in thousands)

                                                                           Three Months Ended
                                                                                March 31,
                                                                       ----------------------------
                                                                          1997             1996
                                                                      ------------     -----------
Common shares:

           Balance, beginning of period                                   $149,933         $89,282
           Issued during the period                                             13             732
                                                                       ============     ===========
                     Balance, end of period                               $149,946         $90,014
                                                                       ============     ===========

Additional capital:
           Balance, beginning of period                                   $111,544         $18,203
           Contributed during the period                                         -             820
           Stock option compensation expense                                 1,211               -
                                                                       ============     ===========
                     Balance, end of period                               $112,755         $19,023
                                                                       ============     ===========

Unrealized appreciation of investments:
           Balance, beginning of period                                    $36,271         $49,972
           Changes during the period                                       (30,508)        (29,091)
           Deferred income tax benefit                                       7,919           7,250
                                                                       ============     ===========
                     Balance, end of period                                $13,682         $28,131
                                                                       ============     ===========

Cumulative translation adjustments:
           Balance, beginning of period                                       $190              $-
           Changes during the period                                           (95)              -
                                                                       ============     ===========
                     Balance, end of period                                    $95              $-
                                                                       ============     ===========

Retained earnings:
           Balance, beginning of period                                   $100,821         $39,551
           Net income                                                       18,144          15,485
           Dividends payable on ordinary shares                               (517)              -
           Dividends payable on convertible redeemable preferred shares          -            (846)
                                                                       ============     ===========
                     Balance, end of period                               $118,448         $54,190
                                                                       ============     ===========
                     Total shareholders' equity                           $394,926        $191,358
                                                                       ============     ===========

    See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)
                             (dollars in thousands)



                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                               -------------------------------
                                                                                                 1997                   1996
                                                                                               ---------            ---------
Cash flows from operating activities:
            Net income                                                                          $18,144               $15,485
Adjustments to reconcile net income to net cash
            provided by operating activities:
            Amortization of goodwill                                                                276                   276
            Stock option compensation expense                                                       811                     -
            Realized capital (gains)                                                             (5,930)               (8,008)
            Change in unpaid losses and loss adjustment expenses                                (25,401)              (37,571)
            Change in unearned premiums and prepaid reinsurance                                 104,596                97,234
            Change in insurance balances payable                                                 21,285               (17,413)
            Change in insurance balances receivable, accrued premium income and
                      reinsurance recoverable on paid and unpaid losses                         (84,355)              (58,308)
            Change in deferred acquisition costs                                                (41,466)              (26,580)
            Change in accrued investment income                                                    (713)                  796
            Change in current and deferred income taxes                                           2,932                22,624
            Change in other assets and liabilities, net                                             409                 3,720
            Change in net liabilities of Aviation business in run-off                              (151)                 (601)
                                                                                               ---------              --------
                      Total adjustments                                                         (27,707)              (23,831)
                                                                                               ---------              --------
                      Net cash (used in) operating activities                                    (9,563)               (8,346)
                                                                                               ---------              --------
Cash flows from investing activities:
            Proceeds of fixed maturities matured                                                 10,048                17,350
            Proceeds of fixed maturities sold                                                   164,938                76,005
            Proceeds of equity securities sold                                                   41,768                38,294
            Purchase of fixed maturities                                                       (136,207)              (57,004)
            Purchase of equity securities                                                       (43,091)              (66,301)
            Payment consideration for Octavian                                                        -                (9,393)
            Acquisition expenses                                                                      -                  (644)
                                                                                               ---------              --------
                      Net cash provided by (used in) investing activities                        37,456                (1,693)
                                                                                               ---------              --------
Cash flows from financing activities:
            Ordinary dividend paid                                                                 (517)                    -
            Stock options exercised                                                                  13                     -
                                                                                               ---------              --------
                      Net cash used in financing activities                                        (504)                    -
                                                                                               ---------              --------
Change in cash and cash equivalents                                                              27,389               (10,039)
Exchange on foreign currency cash balances                                                         (526)                 (723)
Cash and cash equivalents at beginning of period                                                 50,544                88,725
                                                                                               =========              ========
Cash and cash equivalents at end of period                                                      $77,407               $77,963
                                                                                               =========              ========

Supplemental disclosure of cash flow information
            Income taxes paid (refunded)                                                           $100              $(10,323)
                                                                                               =========             =========
            Interest paid                                                                        $5,375                $5,405
                                                                                               =========             =========


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

These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1996 and for each of the three years for the period ended December 31, 1996, and related notes thereto included in the Company's Annual Report as filed with the Securities and Exchange Commission.

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

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS") ("FAS 128"). FAS 128 specifies the computation presentation and disclosure requirements for EPS and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted.

FAS 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents
(CSEs) are not considered in computing basic EPS,   (b) eliminating the modified
treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. FAS 128 requires dual presentation of basic and diluted EPS on the face of the income statements for all entities with complex capital structures regardless of whether basic and diluted EPS are the same; it also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS.

The impact of FAS 128 has not yet been determined.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, Disclosure of Information About Capital Structure ("FAS 129"). FAS 129 is effective for financial statements for periods ending after December 15, 1997.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

FAS 129 requires disclosure about an entity's capital structure including a brief discussion of rights and privileges for securities outstanding, dividend and liquidation preferences, participation rights, exercise prices or rates and pertinent dates, significant terms of contracts to issue additional shares and other similar items.

The impact of FAS 129 has not yet been determined.

4. REINSURANCE CEDED

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

Terra Nova, Terra Nova (Bermuda) and Terra Nova Capital cede reinsurance to and assume reinsurance from Lloyds of London ("Lloyds") syndicates. As of March 31, 1997 the aggregate exposure in respect of reinsurance ceded to Lloyd's syndicates in respect of continuing operations, including estimated reinsurance recoveries in respect of losses incurred but not reported, was approximately $90 million, the majority of which was ceded into Equitas with effect from September 4, 1996.

(a) Net premiums written are comprised of the following:


                                                           Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                            1997         1996
                                                          ---------   ----------
                                                          (dollars in thousands)
Direct business                                           $ 83,489    $ 53,437
Reinsurance assumed                                        144,167     148,339
Reinsurance ceded                                          (44,490)    (29,325)
                                                          ---------   ----------
Net premiums written                                      $183,166    $172,451
                                                          =========   ==========


(b) Net premiums earned are comprised of the following:



                                                           Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                            1997         1996
                                                          ---------   ----------
                                                          (dollars in thousands)
Direct business                                            $31,381     $23,035
Reinsurance assumed                                         61,034      63,805
Reinsurance ceded                                          (13,952)    (11,670)
                                                          ---------   ----------
Net premiums earned                                        $78,463     $75,170
                                                          =========   =========


(c) Losses and loss adjustment expenses, net, are comprised of the following:



                                                           Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                            1997         1996
                                                          ---------   ----------
                                                          (dollars in thousands)
Losses and loss adjustment expenses                        $54,938     $55,831
Reinsurance ceded                                           (3,671)     (3,711)
                                                          ---------   ----------
Losses and loss adjustment expenses, net                   $51,267     $52,120
                                                          =========   =========

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

5.  EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

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

6. SUMMARIZED FINANCIAL INFORMATION FOR TERRA NOVA INSURANCE (UK) HOLDINGS PLC ("UK HOLDINGS")

Summarized consolidated balance sheet information as at March 31, 1997 and December 31, 1996 and summarized consolidated statement of operations information for the three months ended March 31, 1997 and 1996 relating to UK Holdings is set out below. Separate financial statements of UK Holdings are not presented because they would not be material to holders of UK Holdings 10 3/4% Senior Notes due 2005.

                                                                          March 31,       December 31,
                                                                            1997              1996
                                                                        -------------     -------------
                                                                            (dollars in thousands)
Investments and cash                                                        $834,499          $872,171
Reinsurance recoverable on unpaid losses                                     367,400           387,733
Accrued premium income                                                       196,880           108,012
Other assets                                                                 271,519           193,212
                                                                        =============     =============
           Total assets                                                   $1,670,298        $1,561,128
                                                                        =============     =============

Unpaid losses and loss adjustment expenses                                  $980,454        $1,011,015
Unearned premiums                                                            276,342           157,515
Net liabilities of Aviation business in run-off                               36,645            36,913
Long-term debt                                                               100,000           100,000
Other liabilities                                                            108,027            83,440
                                                                        -------------     -------------
           Total liabilities                                               1,501,468         1,388,883
                                                                        -------------     -------------
           Total shareholders' equity                                        168,830           172,245
                                                                        =============     =============
           Total liabilities and shareholders' equity                     $1,670,298        $1,561,128
                                                                        =============     =============
                                                                          Three Months Ended March 31,
                                                                         -------------------------------
                                                                             1997              1996
                                                                         -------------     -------------
                                                                            (dollars in thousands)
Net premiums earned                                                          $66,692           $68,109
Net investment income                                                         13,144            13,251
Realized investment gains                                                      6,148             7,800
Foreign exchange losses                                                         (117)           (1,659)
Agency income                                                                  3,802             1,941
                                                                        -------------     -------------
Total revenues                                                                89,669            89,442
                                                                        -------------     -------------
Underwriting costs and expenses                                              (70,360)          (71,886)
Agency expenses                                                               (3,186)           (1,735)
                                                                        -------------     -------------
Income from operations before income taxes and minority interests             16,123            15,821
                                                                        -------------     -------------
              Net income                                                     $10,785           $10,149
                                                                        =============     =============


                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

7. DIVIDENDS DECLARED

On February 10, 1997 the Company declared a dividend of $0.02 per share payable on March 27, 1997 to shareholders of record as of March 6, 1997.

On May 5, 1997 the Company declared a dividend of $0.05 per share payable on June 27, 1997, to shareholders of record as of June 6, 1997.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
THE COMPANY

The following discussion addresses the principal factors affecting the earnings and financial condition of the Company. All references herein to the "Company" are to Terra Nova (Bermuda) Holdings Ltd. ("Bermuda Holdings") and all of its direct and indirect subsidiaries, including Terra Nova Insurance (UK) Holdings plc ("UK Holdings"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Octavian Syndicate Management Limited ("Octavian") and Terra Nova Capital Limited ("Terra Nova Capital"). This discussion should be read in conjunction with the audited consolidated financial statements of Bermuda Holdings as of December 31, 1996 and for each of the three years for the period ended December 31, 1996 and related notes thereto included in the Company's Annual Report as filed with the Securities and Exchange Commission.

MIX OF BUSINESS

The company's mix of business and combined ratios for the three months ended March 31, 1997 and 1996 are set forth in the following table:


                                                                Three Months Ended March 31,
                                                                1997                1996
                                                           Amount    Percent   Amount     Percent
                                                          ---------  -------  ----------  -------
                                                                  (Dollars in thousands)
Gross Premiums Written
      Non-marine property                                 $119,073       52.3%   $117,187       58.1%
      Non-marine casualty                                   36,197       15.9      28,973       14.3
      Marine & Aviation                                     72,386       31.8      54,186       26.9
      Life  (1)                                                  -        -         1,430        0.7
                                                          =========    =======  ==========   ========
                Total                                     $227,656      100.0%   $201,776      100.0%
                                                          =========    =======  ==========   ========

Net Premiums Written
      Non-marine property                                 $100,998       55.1%   $ 99,951       58.0%
      Non-marine casualty                                   31,664       17.3      25,929       15.0
      Marine & Aviation                                     50,504       27.6      45,174       26.2
      Life  (1)                                                  -        -         1,397        0.8
                                                          =========    =======  ==========   ========
                Total                                     $183,166      100.0%   $172,451      100.0%
                                                          =========    =======  ==========   ========

Net Premiums Earned
      Non-marine property                                 $ 41,107       52.4%   $ 32,080       42.7%
      Non-marine casualty                                   13,423       17.1      12,214       16.2
      Marine & Aviation                                     23,933       30.5      29,479       39.2
      Life  (1)                                                  -        -         1,397        1.9
                                                          =========   ========  ==========   ========
                Total                                     $ 78,463      100.0%   $ 75,170      100.0%
                                                          =========   ========  ==========   ========

Losses and Loss Adjustment Expense Ratios
      Non-marine property                                                63.9%                  65.5%
      Non-marine casualty                                                78.2                   84.1
      Marine & Aviation                                                  60.6                   66.9
      Life  (1)                                                           N/A                   79.7
                                                                      ========                =======
                Total                                                    65.3%                  69.3%
                                                                      ========                =======

Underwriting Expense Ratios
      Non-marine property                                                33.7%                  29.7%
      Non-marine casualty                                                31.3                   25.3
      Marine & Aviation                                                  35.7                   32.2
      Life  (1)                                                           N/A                   20.3
                                                                      ========                =======
                Total                                                    33.9%                  29.8%
                                                                      ========                =======

Combined Ratios
      Non-marine property                                                97.6%                  95.2%
      Non-marine casualty                                               109.5                  109.4
      Marine & Aviation                                                  96.3                   99.1
      Life  (1)                                                           N/A                  100.0
                                                                      ========                =======
                Total                                                    99.2%                  99.1%
                                                                      ========                =======


(1)  The Company ceased writing new life insurance business on March 1, 1996.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF  OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

  Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased 12.8%, to $227.7 million in 1997 from $201.8
million in 1996.   The overall increase in gross premiums written of $25.9
million was mainly a consequence of:

  (a) Terra Nova Capital writing gross premiums of $50.3 million in 1997 from $12.9 million in 1996, as a consequence of Terra Nova Capital increasing its participation on syndicates managed by Octavian from 11% in 1996 to 40% in 1997
(excluding the corporate syndicate 1227).   The majority of the business written
by Terra Nova Capital is U.K. Motor, casualty, marine and aviation business; partially offset by

  (b) decreased writings from Terra Nova to $153.1 million in 1997 from $169.0 million in 1996 mainly due to rate competition on all accounts.

  Reinsurance ceded increased by 51.7%, to $44.5 million in 1997 from $29.3
million in 1996.   The increase was mainly due to an increase in reinsurance
ceded by Terra Nova Capital of $18.1 million in 1997 from $4.7 million in 1996 due to the significant increase in 1997 of Terra Nova Capital's participation in syndicates managed by Octavian in 1997.

  Net premiums written increased by 6.2%, to $183.2 million in 1997 from $172.5 million in 1996, as a consequence of the increase in gross premiums written referred to above largely offset by the increase in reinsurance ceded. Net premiums earned increased 4.4%, to $78.5 million in 1997 from $75.2 million in 1996.

  Net Investment Income. Net investment income increased by 7.8%, to $20.0 million in 1997 from $18.5 million in 1996 resulting from an increase of 10.0% in average invested assets, attributable to the IPO in April 1996, partially offset by lower portfolio yields. The average investment yield before realized gains and losses was 6.3% and 6.5% in 1997 and 1996, respectively. The average duration of fixed maturity investments at both March 31, 1997 and 1996 was 4.3 years.

  Realized Net Capital Gains on Sales of Investments. Realized net capital gains on sales of investments decreased $2.1 million to $5.9 million in 1997 from $8.0 million in 1996. The majority of gains in 1997 arose from equity securities sold during the period.

  Foreign Exchange Gains (Losses). Foreign exchange gains of $0.2 million in 1997 and losses of $1.7 million in 1996 arose from foreign currency exchange during the quarter together with the translation of foreign currency assets and liabilities into U.S. dollars, the Company's functional currency.

  Agency Income. This income consists of fees and profit commissions earned by Octavian in respect of the managing of certain Lloyd's syndicates.

  Losses and Loss Adjustment Expenses. Losses and LAE decreased 1.6%, to $51.3 million in 1997 from $52.1 million in 1996. As a percentage of net premiums earned, losses and LAE decreased 4.0 percentage points, to 65.3% in 1997 from 69.3% in 1996. The decrease is due to an absence of large losses, favorable overall loss experience and no requirement to strengthen prior year reserves in 1997.

  Acquisition Costs. Acquisition costs, comprising commissions and other underwriting expenses, increased 12.3%, to $22.6 million in 1997 from $20.2 million in 1996. Acquisition costs as a percentage of net premiums earned increased 2.1 percentage points, to 28.9% in 1997 from 26.8% in 1996. The increase was a

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

result of changes made to the Group's mix of business in order to protect earnings from price weakness in certain lines of business, but this has been offset by lower claims costs.

  Other Operating Expenses. Other operating expenses increased 78.0%, to $4.0 million in 1997 from $2.2 million in 1996. Other operating expenses as a percentage of net premiums earned increased to 5.1% in 1997 from 3.0% in 1996, primarily due to the greater proportion of Terra Nova Capital business earned in 1997 with its higher other operating expense ratio.

  Net Interest Expense. Net interest expense in 1997 and 1996 relates to interest on the $100 million 10.75% Senior Notes issued on June 30, 1995.

  Agency Expenses.   These expenses consist of costs incurred by Octavian in
managing certain Lloyd's syndicates.

  Other Expenses. Other expenses decreased 19.7% to $1.1 million in 1997 from $1.4 million in 1996.

  Income from Operations before Income Taxes and Minority Interests. Income from operations before income taxes and minority interests increased 8.5%, to $23.5 million in 1997 from $21.6 million in 1996. This increase was mainly due to an increase in investment income.

  Income Tax Expense. Income tax expense increased 3.4%, to $5.3 million in 1997 from $5.2 million in 1996, as a consequence of the increase in operating income.

  Net Income. Net Income increased $2.6 million to $18.1 million in 1997 from $15.5 million in 1996 as a result of the factors described above.

  Combined Ratios. The Company's combined ratios were 99.2% for 1997 and 99.1% for 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's assets consist primarily of the capital stock of UK Holdings and Terra Nova (Bermuda), and UK Holdings' assets consist primarily of the capital stock of Terra Nova, Terra Nova Capital and Octavian. The ability of the Company to pay dividends on its capital stock and to pay its obligations depends primarily on dividends or other payments from Terra Nova, Terra Nova (Bermuda), Terra Nova Capital and Octavian. The payment of dividends and other payments by Terra Nova, Terra Nova Capital and Octavian are subject to restrictions under UK law and Terra Nova (Bermuda), Bermuda law.

  The sources of funds for the Company's subsidiaries consist primarily of net premiums, investment income and proceeds from sales and redemptions of investments. The funds are used primarily to pay claims and operating expenses and for the purchase of investments, largely fixed income securities.

The consolidated shareholders' equity of the Company at March 31, 1997 of $394.9 million represented the combined shareholders' equity in Terra Nova and Terra Nova (Bermuda) and Octavian of $483.8 million and other net assets of $11.1 million, reduced by $100.0 million of debt in UK Holdings.

  The shareholders' equity of Terra Nova at March 31, 1997 was $248.9 million. The decrease of $4.2 million in the first three months to March 31, 1997 was due to unrealized losses on investments (net of tax) of $13.8 million, partially offset by $9.6 million of net income. The shareholders' equity of Terra Nova (Bermuda) at March 31, 1997 was $222.9 million. The decrease of $0.5 million during 1997 was due to unrealized losses on investments of $8.5 million, partially offset by $8.0 million of net income.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

  For the three months ended March 31, 1997 the cashflow used in operating activities of the Company was $9.6 million compared to cashflow used in operating activities of $8.3 million in 1996. The increase in cash flows used in operating activities in 1997 compared to 1996 was primarily due to a tax refund (including interest on the overdue amount) received by Terra Nova in 1996 of $14.9 million, partially offset by improved insurance cashflows at Terra Nova, Terra Nova (Bermuda) and Terra Nova Capital in 1997 compared to 1996.

  Total investments and cash were $1,247.5 million at March 31, 1997. At March 31, 1997, 84.2%, 9.6% and 6.2% of total investments and cash were held in fixed maturities, common stocks and cash and cash equivalents, respectively. At March 31, 1997, approximately 94% of the Company's fixed income investments were rated "AA" or better by S&P. The Company's investment portfolio earned interest and dividend income, net of investment management fees, of 6.3% and 6.5% in the three months ended March 31, 1997 and 1996, respectively. The Company had realized investment gains of $5.9 million and $8.0 million in the three months ended March 31, 1997 and 1996, respectively.

  On February 26, 1997 the Company announced that net premiums written for 1997 would exceed 1996 by 40% primarily because of the large increase in the Company's participation in syndicates managed by Octavian.

  On May 5, 1997 the Company announced its plans to buy back up to $20 million of its common stock on the open market at prevailing market prices or in privately negotiated transactions.

  On May 7, 1997 S&P raised its claims-paying ability rating of the Terra Nova Group to single "A" from single "A-" minus and the senior debt rating of UK Holdings to triple "BBB" from triple "BBB-" minus. The rating increases reflect the continued enhancement of the Company's overall profile, including a stronger than expected operating performance in 1996 and success in securing a significant participation in the "new" Lloyd's market, while maintaining a strong degree of capitalization.

  Certain information contained herein is based on management's estimates, assumptions and projections. Important factors that could cause actual results to differ materially from those estimated by management include, among other things, an unexpected increase in competition, unfavorable government regulation, the pricing environment and other industry developments.

FOREIGN CURRENCY

  The Company's assets, liabilities, revenues and expenses, except for the majority of corporate overheads which are paid in British pounds, are predominantly in U.S. dollars. Accordingly, the Company's functional currency is the U.S. dollar. Certain other net translation adjustments are shown as a separate component of shareholders' equity.

DIVIDEND POLICY

  On February 10, 1997 the Company declared a dividend of $0.02 per share payable on March 27, 1997 to shareholders of record as of March 6, 1997.

  On May 5, 1997 the Company declared a dividend of $0.05 per share payable on June 27, 1997, to shareholders of record as of June 6, 1997. The declaration and payment of dividends is at the discretion of the Board of Directors of the Company and will depend upon the Company's results of operations, the financial position and capital requirements of the Company's operating subsidiaries, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors of the Company deems relevant. While the Company is not itself subject to any contractual restrictions or significant legal prohibitions on dividend payments the Company's subsidiaries are subject to regulatory and legal constraints on their respective abilities to pay dividends. Accordingly, there is no assurance that dividends will be declared or paid in the future.

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





Date:      May 14, 1997      By: /s/WILLIAM O. BAILEY
           ------------          --------------------

                                 William O. Bailey
                                 Chairman, President and Chief Executive Officer



Date:      May 14, 1997      By: /s/WILLIAM J. WEDLAKE
           ------------          ---------------------

                                 William J. Wedlake
                                 Chief Financial Officer,
                                 Senior Vice President and
                                  Principal Accounting Officer.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                                 EXHIBIT INDEX
                                 -------------

                                                                      SEQUENTIAL
EXHIBIT                                                               PAGE
NUMBER                       DESCRIPTION                              NUMBER
------                       -----------                              ----------

11.1                         Statement regarding Computation of         16-17
                             Primary and Fully Diluted Earnings Per
                             Common Share and Common Share
                             Equivalents

Form 8K