Form 10-Q
period 1997-06-30
TERRA NOVA BERMUDA HOLDING LTD
filed 1997-08-14
CIK 935937

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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


                                RICHMOND HOUSE
                            12 PAR LA VILLE STREET
                                 HAMILTON HM08
                                    BERMUDA
                   ----------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  (ZIP CODE)

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

                              YES    X        NO
                                    ---          --------------

The number of registrant's ordinary shares ($5.80 par value) outstanding as of August 14, 1997 was 25,881,802 (includes 484,000 ordinary shares owned by trusts on behalf of the Company).

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


     PART I - FINANCIAL INFORMATION
     ------------------------------


                                                                   Page No.
                                                                   --------

Item 1. Financial Statements:

        Consolidated Balance Sheets
        June 30, 1997 (Unaudited) and December 31, 1996                 1


        Consolidated Statements of Operations (Unaudited)
          Three Months Ended June 30, 1997 and 1996
          Six Months Ended June 30, 1997 and 1996                       2

        Consolidated Statements of Shareholders' Equity (Unaudited)
          Six Months Ended June 30, 1997 and 1996                       3

        Consolidated Statements of Cash Flows (Unaudited)
          Six Months Ended June 30, 1997 and 1996                       4

        Notes to the Interim Consolidated Financial Statements
          (Unaudited)                                                   5


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       9



     PART II - OTHER INFORMATION
     ---------------------------

Item 6. Exhibits and Reports on Form 8-K                               15

Signatures                                                             16

Exhibit Index                                                          17

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                      AT JUNE 30,        AT DECEMBER 31,
                                                                         1997                 1996
                                                                     --------------     ------------------
                                                                      (UNAUDITED)
                             ASSETS

Investments available for sale and cash, at fair value:
    Fixed maturities:
        Bonds (amortized cost $1,082,847 and $1,095,126, respectively)  $1,098,606             $1,119,531
    Common stocks (cost $101,076 and $92,877, respectively)                135,119                120,411
    Cash and cash equivalents                                               56,639                 50,544
                                                                     --------------     ------------------
        Total investments and cash                                       1,290,364              1,290,486

Accrued investment income                                                   25,326                 24,351
Insurance balances receivable                                               56,499                 31,943
Reinsurance recoverable on paid losses                                      38,595                 43,745
Reinsurance recoverable on unpaid losses                                   217,490                254,129
Accrued premium income                                                     206,342                121,900
Prepaid reinsurance premiums                                                37,670                  8,261
Deferred acquisition costs                                                  86,262                 45,279
Goodwill                                                                     9,468                  9,942
Other assets                                                                33,024                 37,311
                                                                     --------------     ------------------
        Total assets                                                    $2,001,040             $1,867,347
                                                                     ==============     ==================

                          LIABILITIES

Unpaid losses and loss adjustment expenses                              $1,042,855             $1,078,108
Unearned premiums                                                          306,716                173,120
Insurance balances payable                                                  13,104                 18,340
Income taxes payable                                                        27,697                 21,311
Deferred income taxes                                                        8,619                  8,720
Long-term debt                                                             100,000                100,000
Net liabilities of Aviation business in run-off                             40,308                 43,286
Other liabilities                                                           39,396                 25,703
                                                                     --------------     ------------------
        Total liabilities                                               $1,578,695             $1,468,588
                                                                     --------------     ------------------


                      SHAREHOLDERS' EQUITY

Common shares                                                              150,114                149,933
Stock held in Trust                                                         (9,820)                     -
Deferred equity compensation                                                 1,880                      -
Additional capital                                                         111,568                111,544
Unrealized appreciation of investments, net of income tax                   34,799                 36,271
Cumulative translation adjustments                                             146                    190
Retained earnings                                                          133,658                100,821
                                                                     --------------     ------------------
        Total shareholders' equity                                         422,345                398,759
                                                                     --------------     ------------------

                                                                     --------------     ------------------
        Total liabilities and shareholders' equity                      $2,001,040             $1,867,347
                                                                     ==============     ==================

See accompanying notes to the interim consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           JUNE 30,                  JUNE 30,

                                                                  ------------------------  ------------------------
                                                                     1997         1996         1997         1996
                                                                  -----------   ----------  -----------   ----------
REVENUES
           Net premiums written                                      $95,154      $52,733     $278,320     $225,184
           Decrease (increase) in unearned premiums                      767       14,350     (103,936)     (82,931)
                                                                  -----------   ----------  -----------   ----------
           Net premiums earned                                        95,921       67,083      174,384      142,253
           Net investment income                                      21,074       20,288       41,063       38,826
           Realized net capital gains on sales of investments          1,582        4,174        7,512       12,182
           Foreign exchange gains (losses)                               644        1,080          795         (635)
           Agency income                                               3,303        2,169        6,564        3,985
                                                                  -----------   ----------  -----------   ----------
                     Total revenues                                  122,524       94,794      230,318      196,611
                                                                  -----------   ----------  -----------   ----------

EXPENSES
           Losses and loss adjustment expenses, net                   65,005       42,681      116,272       94,801
           Acquisition costs                                          27,121       20,817       49,764       40,983
           Other operating expenses                                    3,243        1,717        7,214        3,948
           Interest expense                                            2,687        2,687        5,375        5,375
           Agency expense                                              2,594        1,976        5,239        3,586
           Other expenses                                              1,656        1,294        2,754        2,662
                                                                  -----------   ----------  -----------   ----------
                     Total expenses                                  102,306       71,172      186,618      151,355
                                                                  -----------   ----------  -----------   ----------

Income from operations before income taxes and minority interests     20,218       23,622       43,700       45,256

Income tax expense                                                    (3,714)      (4,978)      (9,052)     (10,142)

Minority interests in income of consolidated subsidiaries                  -            -            -         (985)
                                                                  -----------   ----------  -----------   ----------
Net income                                                           $16,504      $18,644      $34,648      $34,129
                                                                  ===========   ==========  ===========   ==========

Earnings per common share and common share equivalent                  $0.64        $0.76        $1.33        $1.62

Earnings per common share and common share equivalent
           - assuming full dilution                                    $0.63        $0.76        $1.32        $1.60

Weighted average number of common shares and common
           share equivalents outstanding (in thousands)               25,959       24,302       26,128       20,973

Weighted average number of common shares and common share equivalents outstanding (in thousands)
           - assuming full dilution                                   26,041       24,462       26,165       21,657


See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                     SIX MONTHS ENDED
                                                                                                         JUNE 30,

                                                                                                 --------------------------
                                                                                                   1997            1996
                                                                                                 ----------     -----------
Common shares:

       Balance, beginning of period                                                               $149,933         $89,282
       Issued during the period                                                                        181          60,493
                                                                                                 ----------     -----------
                 Balance, end of period                                                           $150,114        $149,775
                                                                                                 ==========     ===========

Stock held in Trust:

       Balance, beginning of period                                                                     $-              $-
       Purchased during the period                                                                 (10,020)              -
       Options exercised during the period                                                             200               -
                                                                                                 ----------     -----------
                 Balance, end of period                                                            $(9,820)             $-
                                                                                                 ==========     ===========

Deferred equity compensation:
       Balance, beginning of period                                                                     $-              $-
       Stock option compensation expense                                                             2,022               -
       Options exercised during the period                                                            (142)              -
                                                                                                 ----------     -----------
                 Balance, end of period                                                             $1,880              $-
                                                                                                 ==========     ===========

Additional capital:
       Balance, beginning of period                                                               $111,544         $18,203
       Options exercised during the period                                                              24               -
       Surplus arising from initial public offering                                                      -          72,037
       Surplus arising from shares issued in exchange for minority interests in subsidiaries             -           8,655
       Surplus arising from conversion of convertible redeemable preferred shares                        -          12,108
       Other capital contributed during the period                                                       -             820
                                                                                                 ----------     -----------
                 Balance, end of period                                                           $111,568        $111,823
                                                                                                 ==========     ===========

Unrealized appreciation of investments:
       Balance, beginning of period                                                                $36,271         $49,972
       Changes during the period                                                                    (2,122)        (40,175)
       Deferred income tax benefit                                                                     650           9,413
                                                                                                 ----------     -----------
                 Balance, end of period                                                            $34,799         $19,210
                                                                                                 ==========     ===========

Cumulative translation adjustments:
       Balance, beginning of period                                                                   $190              $-
       Changes during the period                                                                       (44)              -
                                                                                                 ----------     -----------
                 Balance, end of period                                                               $146              $-
                                                                                                 ==========     ===========

Retained earnings:
       Balance, beginning of period                                                               $100,821         $39,551
       Net income                                                                                   34,648          34,129
       Dividends payable on ordinary shares                                                         (1,811)           (515)
       Dividends payable on convertible redeemable preferred shares                                      -          (1,088)
                                                                                                 ----------     -----------
                 Balance, end of period                                                           $133,658         $72,077
                                                                                                 ==========     ===========

                                                                                                 ----------     -----------
                 Total shareholders' equity                                                       $422,345        $352,885
                                                                                                 ==========     ===========

See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                          ----------------------------
                                                                                             1997             1996
                                                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                                                       $34,648          $35,114

Adjustments to reconcile net income to net cash
            provided by operating activities:
            Amortization of goodwill                                                             566              552
            Stock option compensation expense                                                  1,602                -
            Realized capital gains                                                            (7,512)         (12,182)
            Change in unpaid losses and loss adjustment expenses                             (33,076)         (60,803)
            Change in unearned premiums and prepaid reinsurance                              104,188           82,760
            Change in insurance balances payable                                              (5,237)         (11,558)
            Change in insurance balances receivable, accrued premium income and
                      reinsurance recoverable on paid and unpaid losses                      (66,379)         (18,520)
            Change in deferred acquisition costs                                             (40,983)         (23,075)
            Change in accrued investment income                                                 (975)            (708)
            Change in current and deferred income taxes                                        6,966           19,569
            Change in other assets and liabilities, net                                       14,202           (3,740)
            Change in net liabilities of Aviation business in run-off                         (2,978)          (2,695)
                                                                                          -----------      -----------
                      Total adjustments                                                      (29,616)         (30,400)
                                                                                          -----------      -----------
                      Net cash provided by operating activities                                5,032            4,714
                                                                                          -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
            Proceeds of fixed maturities matured                                              30,046           22,250
            Proceeds of fixed maturities sold                                                232,479          229,061
            Proceeds of equity securities sold                                                85,395          109,798
            Purchase of fixed maturities                                                    (246,710)        (316,168)
            Purchase of equity securities                                                    (88,216)        (117,264)
            Payment consideration for Octavian                                                     -           (9,393)
            Acquisition expenses                                                                   -             (644)
                                                                                          -----------      -----------
                      Net cash provided by (used in) investing activities                     12,994          (82,360)
                                                                                          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
            Net proceeds from initial public offering                                              -          114,228
            Redemption of preferred shares                                                         -          (16,035)
            Preference dividends paid to stockholders                                              -             (499)
            Ordinary dividend paid                                                            (1,811)            (515)
            Repurchase of common shares                                                      (10,020)               -
            Stock options exercised                                                              263                -
                                                                                          -----------      -----------
                      Net cash (used in) provided by financing activities                    (11,568)          97,179
                                                                                          -----------      -----------
Change in cash and cash equivalents                                                            6,458           19,533
Exchange on foreign currency cash balances                                                      (363)              34
Cash and cash equivalents at beginning of period                                              50,544           88,725
                                                                                          -----------      -----------
Cash and cash equivalents at end of period                                                   $56,639         $108,292
                                                                                          ===========      ===========

Supplemental disclosure of cash flow information
            Income taxes paid (refunded)                                                        $100          $(9,623)
                                                                                          ===========      ===========
            Interest paid                                                                     $5,375           $5,375
                                                                                          ===========      ===========

See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements present information in relation to Terra Nova (Bermuda) Holdings Ltd. (`'The Company'') and have been prepared on the basis of accounting principles generally accepted in the United States of America. All material intercompany accounts and transactions among the companies included in the interim consolidated financial statements have been eliminated. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Terra Nova, Terra Nova (Bermuda) and Terra Nova Capital cede reinsurance to and assume reinsurance from Lloyd's of London ("Lloyd's") syndicates. As of June 30, 1997 the aggregate exposure in respect of reinsurance ceded to Lloyd's syndicates in respect of continuing operations, including estimated reinsurance recoveries in respect of losses incurred but not reported, was approximately $85 million, the majority of which was ceded into Equitas with effect from September 4, 1996.


(a) NET PREMIUMS WRITTEN ARE COMPRISED OF THE FOLLOWING:
                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 --------------------------
                                                                                   1997            1996
                                                                                 ----------      ----------
                                                                                  (DOLLARS IN THOUSANDS)
Direct business                                                                   $133,571         $78,593
Reinsurance assumed                                                                198,188         183,900
Reinsurance ceded                                                                  (53,439)        (37,309)
                                                                                 ----------      ----------
Net premiums written                                                              $278,320        $225,184
                                                                                 ==========      ==========

(b) NET PREMIUMS EARNED ARE COMPRISED OF THE FOLLOWING:
                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 --------------------------
                                                                                   1997            1996
                                                                                 ----------      ----------
                                                                                  (DOLLARS IN THOUSANDS)
Direct business                                                                    $73,466         $47,479
Reinsurance assumed                                                                124,948         118,769
Reinsurance ceded                                                                  (24,030)        (23,995)
                                                                                 ----------      ----------
Net premiums earned                                                               $174,384        $142,253
                                                                                 ==========      ==========


(c) LOSSES AND LOSS ADJUSTMENT EXPENSES, NET, ARE COMPRISED OF THE FOLLOWING:
                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 --------------------------
                                                                                   1997            1996
                                                                                 ----------      ----------
                                                                                  (DOLLARS IN THOUSANDS)
Losses and loss adjustment expenses                                               $130,683        $103,955
Reinsurance ceded                                                                  (14,411)         (9,154)
Losses and loss adjustment expenses, net                                         ----------      ----------
                                                                                  $116,272         $94,801
                                                                                 ==========      ==========

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

6. SUMMARIZED FINANCIAL INFORMATION FOR TERRA NOVA INSURANCE (UK) HOLDINGS PLC ("UK HOLDINGS")

Summarized consolidated balance sheet information as at June 30, 1997 and December 31, 1996 and summarized consolidated statement of operations information for the six months ended June 30, 1997 and 1996 relating to UK Holdings is set out below. Separate financial statements of UK Holdings are not presented because they would not be material to holders of UK Holdings 10 3/4% Senior Notes due 2005.


                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                                          JUNE 30,        DECEMBER 31,
                                                                            1997              1996
                                                                        -------------     -------------
                                                                            (DOLLARS IN THOUSANDS)
Investments and cash                                                        $836,796          $872,171
Reinsurance recoverable on unpaid losses                                     384,281           387,733
Accrued premium income                                                       181,062           108,012
Other assets                                                                 264,369           193,212
                                                                        -------------     -------------
           Total assets                                                   $1,666,508        $1,561,128
                                                                        =============     =============

Unpaid losses and loss adjustment expenses                                  $972,462        $1,011,015
Unearned premiums                                                            276,819           157,515
Net liabilities of Aviation business in run-off                               33,866            36,913
Long-term debt                                                               100,000           100,000
Other liabilities                                                             99,402            83,440
                                                                        -------------     -------------
           Total liabilities                                               1,482,549         1,388,883
                                                                        -------------     -------------
           Total shareholders' equity                                        183,959           172,245
                                                                        -------------     -------------
           Total liabilities and shareholders' equity                     $1,666,508        $1,561,128
                                                                        =============     =============

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                            1997              1996
                                                                        -------------     -------------
                                                                            (DOLLARS IN THOUSANDS)
Net premiums earned                                                      $ 146,694         $ 126,959
Net investment income                                                       27,221            27,172
Realized investment gain                                                     7,276            11,215
Foreign exchange gains (losses)                                                647              (690)
Agency income                                                                6,564             3,985
                                                                          --------         ---------
Total revenues                                                             188,402           168,641
                                                                          --------         ---------
Underwriting costs and expenses                                            154,889           133,220
                                                                          ========         =========
Agency expenses                                                              5,239             3,586
                                                                          --------         ---------
Income from operations before income taxes and
  minority interests                                                        28,274            31,835
                                                                          --------         ---------
Net income                                                                $ 19,222         $  21,185
                                                                          ========         =========

7. DIVIDENDS DECLARED

On February 10, 1997 the Company declared a dividend of $0.02 per share payable on March 27, 1997 to shareholders of record as of March 6, 1997.

On May 5, 1997 the Company declared a dividend of $0.05 per share payable on June 27, 1997, to shareholders of record as of June 6, 1997.

On August 4, 1997 the Company declared a dividend of $0.05 per share payable on September 26, 1997, to shareholders of record as of September 5, 1997.

8. STOCK REPURCHASE

On May 5, 1997 the Company's Board of Directors authorised the repurchase of up to $20 million of the Company's common stock. As at August 14, 1997 the Company had repurchased 500,000 shares at a total cost of $10,020,000.

The stock is to be held in trust for the satisfaction of employees' and directors' long-term compensation plans or for any other corporate purposes.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
THE COMPANY

The following discussion addresses the principal factors affecting the earnings and financial condition of the Company. All references herein to the "Company" are to Terra Nova (Bermuda) Holdings Ltd. ("Bermuda Holdings") and all of its direct and indirect subsidiaries, including Terra Nova Insurance (UK) Holdings Plc ("UK Holdings"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Octavian Syndicate Management Limited ("Octavian") and Terra Nova Capital Limited ("Terra Nova Capital"). This discussion should be read in conjunction with the audited consolidated financial statements of Bermuda Holdings as of December 31, 1996 and for each of the three years during the period ended December 31, 1996 and related notes thereto included in the Company's Annual Report as filed with the Securities and Exchange Commission.

MIX OF BUSINESS

The Company's mix of business and combined ratios for the three and six months ended JUNE 30, 1997 and 1996 are set forth in the following table:

                                              THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                        -------------------------------------   ---------------------------------------
                                          1997               1996                 1997                1996
                                         AMOUNT    PERCENT  AMOUNT    PERCENT    AMOUNT   PERCENT    AMOUNT    PERCENT
                                        ---------  -------  --------  -------   --------- --------  ---------  --------
                                               (DOLLARS IN THOUSANDS)                   (DOLLARS IN THOUSANDS)
Gross Premiums Written
      Non-marine property                $35,077      33.7% $27,453      45.2%  $154,150      46.4% $144,640        55.1%
      Non-marine casualty                 38,683      37.2   10,796      17.8     74,880      22.6    39,769        15.2
      Marine & Aviation                   30,343      29.1   22,597      37.2    102,729      31.0    76,783        29.2
      Life  (1)                                -        -      (129)     (0.2)         -         -     1,301         0.5
                                        ---------  -------  --------  -------   --------  --------  --------    --------
                Total                   $104,103     100.0% $60,717     100.0%  $331,759     100.0% $262,493       100.0%
                                        =========  =======  ========  =======   ========= ========  =========   ========

Net Premiums Written
      Non-marine property                $35,490      37.3% $23,715      45.0%  $136,488      49.0% $123,666        54.9%
      Non-marine casualty                 35,914      37.7    8,696      16.5     67,578      24.3    34,625        15.4
      Marine & Aviation                   23,750      25.0   20,478      38.8     74,254      26.7    65,652        29.1
      Life  (1)                                -        -      (156)     (0.3)         -        -      1,241         0.6
                                        ---------  -------  --------  -------   --------  --------  --------    --------
                Total                    $95,154     100.0% $52,733     100.0%  $278,320     100.0% $225,184       100.0%
                                        =========  =======  ========  =======   ========= ========  =========   ========

Net Premiums Earned
      Non-marine property                $41,846      43.6% $30,162      44.9%   $82,953      47.6%  $62,242        43.7%
      Non-marine casualty                 28,074      29.3   13,411      20.0     41,497      23.8    25,625        18.0
      Marine & Aviation                   26,001      27.1   23,666      35.3     49,934      28.6    53,145        37.4
      Life  (1)                                -         -     (156)     (0.2)         -         -     1,241         0.9
                                        ---------  -------  --------  -------   --------  --------  --------    --------
                Total                    $95,921     100.0% $67,083     100.0%  $174,384     100.0% $142,253       100.0%
                                        =========  =======  ========  =======   ========= ========  =========   ========

Losses and Loss Adjustment Expense Ratios
      Non-marine property                             65.1%              57.3%                64.5%                 61.5%
      Non-marine casualty                             84.0               83.5                 82.1                  83.8
      Marine & Aviation                               54.6               60.9                 57.5                  66.7
      Life  (1)                                       N/A               128.1                  N/A                  73.7
                                                   -------            -------             --------              --------
                Total                                 67.8%              63.6%                66.7%                 66.6%
                                                   =======            =======             ========              ========

Underwriting Expense Ratios
      Non-marine property                             30.8%              35.0%                32.3%                 32.3%
      Non-marine casualty                             21.0               26.5                 24.3                  26.0
      Marine & Aviation                               44.5               35.2                 40.3                  33.5
      Life  (1)                                       N/A               (29.3)                 N/A                  26.5
                                                   -------            -------             --------              --------
                Total                                 31.7%              33.6%                32.7%                 31.6%
                                                   =======            =======             ========              ========

Combined Ratios
      Non-marine property                             95.9%              92.3%                96.8%                 93.8%
      Non-marine casualty                            105.0              110.0                106.4                 109.8
      Marine & Aviation                               99.1               96.1                 97.8                 100.2
      Life  (1)                                       N/A                98.8                  N/A                 100.2
                                                   -------            -------             --------              --------
                Total                                 99.5%              97.2%                99.4%                 98.2%
                                                   =======            =======             ========             ========

(1)  The Company ceased writing new life insurance business on March 1, 1996.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF  OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

  Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased 71.5%, to $104.1 million in 1997 from $60.7 million in 1996. The overall increase in gross premiums written of $43.4 million was mainly a consequence of: (a) of Terra Nova Capital writing gross premiums of $42.8 million in 1997 compared to $7.6 million in 1996, due to increasing its participation on syndicates managed by Octavian from 11.1% in 1996 to 39.5% in 1997 (excluding the dedicated corporate syndicate 1227). The majority of the business written by Terra Nova Capital is UK Motor, UK casualty, marine and aviation business; and (b) $12.1 million of non-recurring premiums relating to reinsurance to close of "orphaned" Lloyd's syndicates from the 1993 underwriting year.

  Reinsurance ceded increased by 12.1%, to $8.9 million in 1997 from $8.0 million in 1996. The increase was mainly due to an increase in reinsurance ceded by Terra Nova Capital owing to the significant increase in its participation in syndicates managed by Octavian in 1997. As a result of the higher gross premiums written being partially offset by the increase in reinsurance ceded, net premiums written increased by 80.4% to $95.2 million in 1997 from $52.7 million in 1996.

  Net premiums earned increased 43.0% to $95.9 million in 1997 from $67.1 million in 1996.

  Net Investment Income. Net investment income increased by 3.9%, to $21.1 million in 1997 from $20.3 million in 1996 resulting from an increase of 7.3% in average invested assets, attributable to the IPO in April 1996, partially offset by lower portfolio yields. The average investment yield before realized gains and losses was 6.5% and 6.7% in 1997 and 1996, respectively.

  Realized Net Capital Gains on Sales of Investments. Realized net capital gains on sales of investments decreased $2.6 million to $1.6 million in 1997 from $4.2 million in 1996. The majority of gains in 1997 and 1996 arose from equity securities sold during the period.

  Foreign Exchange Gains. Foreign exchange gains of $0.6 million in 1997 and $1.1 million in 1996 arose from foreign currency exchange during the quarter together with the translation of foreign currency assets and liabilities into U.S. dollars, the Company's functional currency.

  Agency Income. This income consists of fees and profit commissions earned by Octavian in respect of the managing of certain Lloyd's syndicates.

  Losses and Loss Adjustment Expenses. Losses and LAE increased 52.3%, to $65.0 million in 1997 from $42.7 million in 1996. As a percentage of net premiums earned, losses and LAE increased 4.2 percentage points, to 67.8% in 1997 from 63.6% in 1996. The increase is due to weakening premium rates rather than an increase in losses.

    Acquisition Costs. Acquisition costs, comprising commissions and other underwriting expenses, increased 30.3%, to $27.1 million in 1997 from $20.8 million in 1996. Acquisition costs as a percentage of net premiums earned decreased 2.7 percentage points, to 28.3% in 1997 from 31.0% in 1996 primarily due to the $12.1 million reinsurance to close premium which is fully earned in the quarter having very low acquisition costs.

  Other Operating Expenses. Other operating expenses increased 88.9%, to $3.2 million in 1997 from $1.7 million in 1996. Other operating expenses as a percentage of net premiums earned increased to 3.4% in 1997 from 2.6% in 1996, primarily due to the greater proportion of Terra Nova Capital business earned in 1997 which has a higher other operating expense ratio.

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

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

  Other Expenses. Other expenses increased 28.0% to $1.7 million in 1997 from $1.3 million in 1996 primarily due to the Company accruing for stock compensation expenses in 1997, whereas in 1996 these expenses were not accrued until the fourth quarter.

  Income from Operations before Income Taxes and Minority Interests. Income from operations before income taxes and minority interests decreased 14.4%, to $20.2 million in 1997 from $23.6 million in 1996. This decrease was mainly due to lower realized gains in 1997 compared to 1996.

  Income Tax Expense. Income tax expense decreased 25.4%, to $3.7 million in 1997 from $5.0 million in 1996, both as a consequence of the decrease in operating income of the United Kingdom subsidiaries and a reduction in the rate of United Kingdom corporate tax from 33% to 31%.

  Net Income. Net income decreased $2.1 million to $16.5 million in 1997 from $18.6 million in 1996 as a result of the factors described above.

  Combined Ratios. The Company's combined ratios were 99.5% for 1997 and 97.2% for 1996. The increase was primarily due to the rise in the Company's loss ratio, for the reasons described above.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

  Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased 26.4% to $331.8 million in 1997 from $262.5 million in 1996. The increase in gross written premiums arises from:

  (a) Terra Nova Capital writing gross premiums of $93.1 million in 1997 from $20.4 million in 1996. Terra Nova Capital was established by the Company to participate in business written by the Octavian Syndicates for the 1996 and future years of account. The majority of the business written by the Octavian Syndicates is UK motor, UK casualty, marine and aviation business;

  (b) increased writings by Terra Nova (Bermuda) to $35.2 million in 1997 from $24.3 million in 1996 resulting from the Company becoming a Class 4 insurance company and the company writing a more diversified book of business throughout the world; and

  (c) $12.1 million of non-recurring premiums relating to reinsurance to close of "orphaned" syndicates from the 1993 underwriting year.

  Reinsurance ceded increased by 43.2% to $53.4 million from $37.3 million. The increase was primarily attributable to Terra Nova Capital ceding $26.4 million of reinsurance premiums in 1997 compared to $5.6m written in 1996, due to its
increased participation in syndicates managed by Octavian.   As a percentage of
gross premiums written, reinsurance ceded increased to 16.1% in 1997 from 14.2% in 1996 due to Terra Nova Capital ceding a greater proportion of its gross premiums written compared to Terra Nova and Terra Nova (Bermuda). As a consequence of the higher gross premiums written being partially offset by the increase in reinsurance ceded, net premiums written increased by 23.6% to $278.3 million in 1997 from $225.2 million in 1996.

Net premiums earned increased 22.6%, to $174.4 million in 1997 from $142.3 million in 1996. The increase in net premiums earned was attributable to the comparable increase in net premiums written, as described above.

  Net Investment income.   Net investment income increased by 5.8% to $41.1
million in 1997 from $38.8 million in 1996, resulting from an increase of 7.2% in average invested assets attributable to the IPO in April 1996, partially offset by lower portfolio yields. The average investment yield in 1997 was 6.4% compared to 6.5% for the same period in 1996.

  Realized Gains on Sale of Investments. Realized gains on sale of investments decreased by 38.3% to a gain of $7.5 million in 1997 from a gain of $12.2 million in 1996. The majority of gains in 1997 and 1996 arose from equity securities sold during the period.

  Foreign Exchange Gains (Losses). Foreign exchange gains of $0.8 million in 1997 and losses of $0.6 million in 1996 arose from foreign currency exchange transactions during the half year together with the translation of foreign currency assets and liabilities into US dollars, the Company's functional currency.

  Agency Income. This income consists of fees received and profit commissions earned by Octavian in respect of the managing of certain Lloyd's syndicates.

    Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 22.6%, to $116.3 million in 1997 from $94.8 million in 1996. As a percentage of net premiums earned, losses and LAE increased 0.1 percentage points to 66.7% in 1997 from 66.6% in 1996. The stability is due to an absence of large losses, favourable overall loss experience and stable results for prior years in 1997 and 1996.

  Acquisition Costs. Acquisition costs, comprising commissions and other underwriting expenses, increased 21.4% to $49.8 million in 1997 from $41.0 million in 1996. Acquisition costs as a percentage of net premiums earned decreased 0.3 percentage points to 28.5% in 1997 from 28.8% in 1996.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


  Other Operating Expenses. Other operating expenses increased 82.7% to $7.2 million in 1997 from $3.9 million in 1996. Other operating expenses as a percentage of net premiums earned increased from 2.8% in 1996 to 4.1% in 1997, primarily due to the greater proportion of Terra Nova Capital business earned in 1997 which has a higher other operating expense ratio.

  Net Interest Expense. Net interest expense in 1997 and 1996 relates to interest on the $100 million 10.75% Senior Notes issued on June 30, 1995.

  Other Expenses. Other expenses increased to $2.8 million in 1997 from $2.7 million in 1996.

  Income from Operations before Income Taxes and Minority Interests. Income from operations before income taxes and minority interests decreased 3.4%, to $43.7 million in 1997 from $45.3 million in 1996. The decrease was primarily due to the lower underwriting profits and lower realized investment gains being partially offset by higher investment in 1997 compared to 1996.

  Income Tax Expense. Income tax expense decreased 10.7%, to $9.1 million in 1997 from $10.1 million in 1996, as a consequence of the decrease in operating income of the United Kingdom subsidiaries and a reduction in the United Kingdom corporate tax rate.

  Net Income. Net income increased 1.5% to $34.6 million in 1997 from $34.1 million in 1996 as a result of the factors described above.

  Combined Ratios. The Company's combined ratio was 99.4% for 1997 and 98.2% for 1996.

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

  The consolidated shareholders' equity of the Company at June 30, 1997 of $422.3 million represented the combined shareholders' equity in Terra Nova and Terra Nova (Bermuda) and Octavian of $515.1 million and other net assets of $7.2 million, reduced by $100.0 million of debt in UK Holdings.

  The shareholders' equity of Terra Nova at June 30, 1997 was $263.5 million. The increase of $10.4 million in the six months to June 30, 1997 was due to net income of $20.8 million, partially offset by unrealized losses on investments (net of tax) of $0.4 million and $10.0 million of dividends. The shareholders' equity of Terra Nova (Bermuda) at June 30, 1997 was $239.4 million. The increase of $16.0 million during 1997 was due to $16.4 million of net income, partially offset by unrealized losses on investments of $0.4 million.

  For the six months ended June 30, 1997 the cash flow provided by operating activities of the Company was $5.0 million compared to cash flow provided by operating activities of $4.7million in 1996.

  The increase in the 1997 operating cash flow is primarily a consequence of:

  (a) an increase in operating cash flows (before tax repayments from the Inland Revenue) of $17.1 million to an inflow of $5.0 million in 1997 from an outflow of $12.1 million in 1996. The improved operating cash flow arises from Terra Nova experiencing lower cash outflows on its discounted LMX business in 1997 compared to 1996 and improved operating cash flows at Terra Nova Capital due to it increasing its participation on syndicates managed by Octavian in 1997, partially offset by

  (b) a tax repayment of $11.5 million plus interest on the overdue amount of $5.3 million from the UK Inland Revenue in March 1996.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

  Total investments and cash were $1,290.4 million at June 30, 1997. At June 30, 1997, 85.1%, 10.5% and 4.4% of total investments and cash were held in fixed maturities, common stocks and cash and cash equivalents, respectively. At June 30, 1997, approximately 94% of the Company's fixed income investments were rated "AA" or better by S&P. The Company's investment portfolio earned interest and dividend income, net of investment management fees, of 6.4% and 6.5% in the six months ended June 30, 1997 and 1996, respectively. The Company had realized investment gains of $7.5 million and $12.2 million in the six months ended June 30, 1997 and 1996, respectively.

  On February 26, 1997 the Company announced that net premiums written for 1997 would exceed 1996 by 40% primarily because of the large increase in the Company's participation in syndicates managed by Octavian.

  On May 5, 1997 the Company announced its plans to buy back up to $20 million of its common stock on the open market at prevailing market prices or in privately negotiated transactions. The stock is held in trust for the satisfaction of employees' and directors' long-term compensation plans or any other corporate purposes.

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

  On August 4, 1997 the Company declared a dividend of $0.05 per share payable
on September 26, 1997 to shareholders of record as of September 5, 1997.   The
declaration and payment of dividends is at the discretion of the Board of Directors of the Company and will depend upon the Company's results of operations, the financial position and capital requirements of the Company's operating subsidiaries, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors of the Company deems relevant. While the Company is not itself subject to any contractual restrictions or significant legal prohibitions on dividend payments the Company's subsidiaries are subject to regulatory and legal constraints on their respective abilities to pay dividends. Accordingly, there is no assurance that dividends will be declared or paid in the future.

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





Date:       August 14, 1997      By:  /s/WILLIAM O. BAILEY
            ---------------           --------------------

                                      William O. Bailey
                                      Chairman, President and Chief Executive
                                      Officer



Date:      August 14, 1997      By:  /s/WILLIAM J. WEDLAKE
           ---------------           ---------------------

                                     William J. Wedlake
                                     Chief Financial Officer, Senior Vice
                                     President and Principal Accounting Officer.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                                 EXHIBIT INDEX
                                 -------------

                                                                      SEQUENTIAL
EXHIBIT                                                                  PAGE
NUMBER                                     DESCRIPTION                  NUMBER
------                                     -----------                  ------

11.1                         Statement regarding Computation of          18-21
                             Primary and Fully Diluted Earnings Per
                             Common Share and Common Share
                             Equivalents

Form 8K