Form 10-Q
period 1997-09-30
TERRA NOVA BERMUDA HOLDING LTD
filed 1997-11-13
CIK 935937

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from _________ to __________


                        Commission File number  1-13832


                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                         BERMUDA                       N/A
             -------------------------------    ------------------
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


                           TELEPHONE: (441) 292 7731
                   ----------------------------------------
              (REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE)


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

The number of registrant's ordinary shares ($5.80 par value) outstanding as of November 14, 1997 was 25,881,802 (includes 469,250 ordinary shares owned by trusts on behalf of the Company).

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION
------------------------------
                                                                      Page No.
                                                                      --------
Item 1.  Financial Statements:

         Consolidated Balance Sheets
            September 30, 1997 (Unaudited) and December 31, 1996             1

         Consolidated Statements of Operations (Unaudited)
            Three Months Ended September 30, 1997 and 1996
            Nine Months Ended September 30, 1997 and 1996                    2

         Consolidated Statements of Shareholders' Equity (Unaudited)
            Nine Months Ended September 30, 1997 and 1996                    3

         Consolidated Statements of Cash Flows (Unaudited)
            Nine Months Ended September 30, 1997 and 1996                    4

         Notes to the Interim Consolidated Financial Statements
         (Unaudited)                                                         5


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9


PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                   16

Signatures                                                                  17

Exhibit Index                                                               18

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                             AT SEPTEMBER 30,      AT DECEMBER 31,
                                                                                   1997                 1996
                                                                            -----------------      ----------------
                                                                               (Unaudited)
                      ASSETS
Investments available for sale and cash, at fair value:
    Fixed maturities:
        Bonds (amortized cost $1,149,875 and $1,095,126, respectively)           $1,181,058            $1,119,531
    Common stocks (cost $110,701 and $92,877, respectively)                         153,010               120,411
    Cash and cash equivalents                                                        90,237                50,544
                                                                            -----------------      ----------------
        Total investments and cash                                                1,424,305             1,290,486

Accrued investment income                                                            28,630                24,351
Insurance balances receivable                                                        55,382                31,943
Reinsurance recoverable on paid losses                                               38,238                43,745
Reinsurance recoverable on unpaid losses                                            222,230               254,129
Accrued premium income                                                              214,666               121,900
Prepaid reinsurance premiums                                                         33,820                 8,261
Deferred acquisition costs                                                           85,676                45,279
Other assets                                                                         65,089                47,253
                                                                            -----------------      ----------------
        Total assets                                                             $2,168,036            $1,867,347
                                                                            =================      ================

                        LIABILITIES
Unpaid losses and loss adjustment expenses                                       $1,080,084            $1,078,108
Unearned premiums                                                                   316,964               173,120
Insurance balances payable                                                            8,182                18,340
Income taxes payable                                                                 32,666                21,311
Deferred income taxes                                                                10,725                 8,720
Long-term debt                                                                      175,000               100,000
Net liabilities of Aviation business in run-off                                      43,501                43,286
Other liabilities                                                                    41,382                25,703
                                                                            -----------------      ----------------
        Total liabilities                                                        $1,708,504            $1,468,588
                                                                            -----------------      ----------------

                    SHAREHOLDERS' EQUITY
Common shares                                                                       150,114               149,933
Stock held in Trust                                                                  (9,500)                   --
Deferred equity compensation                                                          2,464                    --
Additional capital                                                                  111,568               111,544
Unrealized appreciation of investments, net of income tax                            53,426                36,271
Cumulative translation adjustments                                                       58                   190
Retained earnings                                                                   151,402               100,821
                                                                            -----------------      ----------------
        Total shareholders' equity                                                  459,532               398,759
                                                                            =================      ================
        Total liabilities and shareholders' equity                               $2,168,036            $1,867,347
                                                                            =================      ================


      See accompanying notes to the interim consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                     CONSOLIDATED STAtEMENTS OF OPERATIONS
    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     ---------------------         -----------------------
                                                                        1997       1996                1997       1996
                                                                     ---------   ---------         ----------- -----------
REVENUES
        Net premiums written                                            $90,458    $50,653              $368,778   $275,837
        Decrease (increase) in unearned premiums                         11,399     17,220               (92,537)   (65,711)
                                                                        -------    -------              --------   --------
        Net premiums earned                                             101,857     67,873               276,241    210,126
        Net investment income                                            21,461     19,839                62,524     58,665
        Realized net capital gains (losses) on sales of investments       4,221     (1,122)               11,733     11,060
        Foreign exchange gains (losses)                                    (585)        35                   210       (600)
        Agency income                                                     3,455      2,251                10,019      6,486
                                                                        -------    -------               -------    -------
                  Total revenues                                        130,409     88,876               360,727    285,737
                                                                        -------    -------               -------    -------

EXPENSES
         Losses and loss adjustment expenses, net                        61,875     42,230               178,147    137,031
         Acquisition costs                                               34,104     20,621                83,868     61,604
         Other operating expenses                                         3,500      2,094                10,714      6,042
         Interest expense                                                 3,297      2,688                 8,672      8,063
         Agency expense                                                   2,805      2,050                 8,044      5,886
         Other expenses                                                   1,441      1,682                 4,195      4,344
                                                                        -------    -------               -------    -------
                  Total expenses                                        107,022     71,365               293,640    222,970
                                                                        -------    -------               -------    -------

Income from operations before income taxes and minority interests        23,387     17,511                67,087     62,767

Income tax expense                                                       (4,378)    (3,062)              (13,430)   (13,204)

Minority interests in income of consolidated subsidiaries                    --         --                    --       (985)
                                                                        -------    -------               -------    -------
Net income                                                              $19,009    $14,449               $53,657    $48,578
                                                                        =======    =======               =======    =======

Earnings per common share and common share equivalent                     $0.74      $0.55                $ 2.06     $ 2.13

Earnings per common share and common share equivalent
     -- assuming full dilution                                            $0.74      $0.55                 $2.06      $2.11

Weighted average number of common shares and common
     share equivalents outstanding (in thousands)                        25,799     26,207                26,071     22,714

Weighted average number of common shares and common share equivalents
     outstanding (in thousands)                                          25,826     26,222                26,104     23,204
     -- assuming full dilution


    See accompanying notes to the interim consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     ---------------------------
                                                       1997               1996
                                                     --------           --------
Common shares:
  Balance, beginning of period                       $149,933           $ 89,282
  Shares issued in initial public offering                 --             42,195
  Shares issued in exchange for minority
    interests in subsidiaries                              --             11,826
  Shares issued for conversion of convertible
    redeemable preferred shares                            --              5,740
  Other shares issued during the period                   181                732
                                                     --------           --------
      Balance, end of period                         $150,114           $149,775
                                                     ========           ========

Stock held in Trust:
  Balance, beginning of period                       $     --           $     --
  Purchased during the period                         (10,020)                --
  Options exercised during the period                     520                 --
                                                     --------           --------
      Balance, end of period                         $ (9,500)          $     --
                                                     ========           ========

Deferred equity compensation:
  Balance, beginning of period                       $     --           $     --
  Stock option compensation expense                     2,833                 --
  Options exercised during the period                    (369)                --
                                                     --------           --------
      Balance, end of period                         $  2,464           $     --
                                                     ========           ========

Additional capital:
  Balance, beginning of period                       $111,544           $ 18,203
  Options exercised during the period                      24                 --
  Surplus arising from initial public
    offering                                               --             71,758
  Surplus arising from shares issued in exchange
    for minority interests in subsidiaries                 --              8,655
  Surplus arising from conversion of convertible
    redeemable preferred shares                            --             12,108
  Other capital contributed during the period              --                820
                                                     --------           --------
      Balance, end of period                         $111,568           $111,544
                                                     ========           ========

Unrealized appreciation of investments:
  Balance, beginning of period                       $ 36,271           $ 49,972
  Changes during the period                            21,553            (32,451)
  Deferred income tax benefit (charge)                 (4,398)             7,388
                                                     --------           --------
      Balance, end of period                         $ 53,426           $ 24,909
                                                     ========           ========

Cumulative translation adjustments:
  Balance, beginning of period                       $    190           $     --
  Changes during the period                              (132)                --
                                                     --------           --------
      Balance, end of period                         $     58           $     --
                                                     ========           ========

Retaining earnings:
  Balance, beginning of period                       $100,821           $ 39,551
  Net income                                           53,657             48,578
  Dividends payable on ordinary shares                 (3,076)            (1,030)
  Dividends payable on convertible redeemable
    preferred shares                                       --             (1,088)
                                                     --------           --------
      Balance, end of period                         $151,402           $ 86,011
                                                     ========           ========

                                                     --------           --------
      Total shareholders' equity                     $459,532           $372,239
                                                     ========           ========


   See accompanying notes to the interim consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     ---------------------------
                                                       1997               1996
                                                     --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 53,657           $ 49,563
ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Amortization of goodwill                                854                828
  Stock option compensation expense                     2,403                 --
  Realized capital gains                              (11,733)           (11,060)
  Change in unpaid losses and loss adjustment
    expenses                                          (33,809)           (92,130)
  Change in unearned premiums and prepaid
    reinsurance                                        95,769             65,644
  Change in insurance balances payable                (20,686)           (13,233)
  Change in insurance balances receivable, accrued
    premium income and reinsurance recoverable on
    paid and unpaid losses                            (41,495)            22,689
  Change in deferred acquisition costs                (35,771)           (19,251)
  Change in accrued investment income                  (2,064)              (628)
  Change in current and deferred income taxes           9,747             22,078
  Change in other assets and liabilities, net           8,631             (7,058)
  Change in net liabilities of Aviation business
    in run-off                                            215                881
                                                     --------           --------
      Total adjustments                               (27,939)           (31,240)
                                                     ========           ========
      Net cash provided by operating activities        25,718             18,323
                                                     --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds of fixed maturities matured                 50,582             38,283
  Proceeds of fixed maturities sold                   311,423            254,891
  Proceeds of equity securities sold                  132,966            138,828
  Purchase of fixed maturities                       (361,341)          (409,517)
  Purchase of equity securities                      (138,159)          (144,048)
  Payment consideration for Corifrance                (42,225)                --
  Payment consideration for Octavian                       --             (9,393)
  Acquisition expenses                                   (203)              (644)
                                                     ========           ========
      Net cash used in investing activities           (46,957)          (131,600)
                                                     --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from public debt offering                   74,866                 --
  Payment of fees for financing public debt offering     (538)                --
  Net proceeds from initial public offering                --            113,953
  Redemption of preferred shares                           --            (16,035)
  Preference dividends paid to stockholders                --               (499)
  Ordinary dividends paid to stockholders              (3,076)            (1,030)
  Repurchase of common shares                         (10,020)                --
  Stock options exercised                                 356                 --
                                                     --------           --------
      Net cash provided by financing activities        61,588             96,389
                                                     --------           --------
Change in cash and cash equivalents                    40,349            (16,888)
Exchange on foreign currency cash balances               (656)               299
Cash and cash equivalents at beginning of period       50,544             88,725
                                                     ========           ========
Cash and cash equivalents at end of period           $ 90,237           $ 72,136
                                                     ========           ========
Supplemental disclosure of cash flow information
  Income taxes paid (refunded)                       $    324           $(10,610)
                                                     ========           ========
  Interest paid                                      $ 10,750           $ 10,750
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

2. CONTINGENCIES

The Company is regularly involved, directly or indirectly, in litigation in the ordinary course of conducting its insurance and reinsurance business. In a number of cases, plaintiffs seek to establish coverage for liability under environmental protection laws. While the nature and extent of insurance and reinsurance coverage for environmental liability has widened since 1980, in the judgement of management, none of these cases, individually or collectively, is likely to result in judgements for amounts which, net of losses and loss adjustment expense liabilities previously established and reinsurance recoverables which management believes are probable of realization, would have a material effect on the financial position of the Company, although there is no assurance that such losses will not materially affect the Company's results of operations for any period.

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

Terra Nova, Terra Nova (Bermuda) and Terra Nova Capital cede reinsurance to and assume reinsurance from Lloyd's of London ("Lloyd's") syndicates. As of September 30, 1997 the aggregate exposure in respect of reinsurance ceded to Lloyd's syndicates in respect of continuing operations, including estimated reinsurance recoveries in respect of losses incurred but not reported, was approximately $91 million, the majority of which was ceded into Equitas with effect from September 4, 1996.


(A) NET PREMIUMS WRITTEN ARE COMPRISED OF THE FOLLOWING:
                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                            ---------------------------
                                                                                                1997           1996
                                                                                            -----------     -----------
                                                                                               (DOLLARS IN THOUSANDS)

Direct business                                                                             $209,573          $95,540
Reinsurance assumed                                                                          222,552          228,137
Reinsurance ceded                                                                            (63,347)         (47,840)
                                                                                            --------         --------
Net premiums written                                                                        $368,778         $275,837
                                                                                            ========         ========

(B) NET PREMIUMS EARNED ARE COMPRISED OF THE FOLLOWING:

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                            -------------------------
                                                                                              1997             1996
                                                                                            ---------       ---------
                                                                                              (DOLLARS IN THOUSANDS)
Direct business                                                                             $123,218         $69,630
Reinsurance assumed                                                                          192,637         177,686
Reinsurance ceded                                                                            (39,614)        (37,190)
                                                                                            --------         -------
Net premiums earned                                                                         $276,241        $210,126
                                                                                            ========        ========

(C) LOSSES AND LOSS ADJUSTMENT EXPENSES, NET, ARE COMPRISED OF THE FOLLOWING:

                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                             -----------------------
                                                                                                 1997        1996
                                                                                             -----------    --------
                                                                                              (DOLLARS IN THOUSANDS)

Losses and loss adjustment expenses                                                          $200,817       $150,249
Reinsurance ceded                                                                             (22,670)       (13,218)
                                                                                             --------       --------
Losses and loss adjustment expenses, net                                                     $178,147       $137,031
                                                                                             ========       ========

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


5.   EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

Primary earnings per share are computed using the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents consist of shares issuable upon exercise of share options.

In accordance with the SEC Staff Accounting Bulletin Topic 4-D, for purposes of the earnings per share calculations reflected in these interim consolidated financial statements, all shares of common stock issued and stock options granted prior to the date of the Registration Statement filed with the SEC on March 19, 1996 have been deemed to be outstanding since January 1, 1995.

6.   LONG TERM DEBT

On August 26, 1997, UK Holdings completed an issue of $75 million 7.2% Senior Notes due 2007, fully and unconditionally guaranteed by Bermuda Holdings. The net proceeds were used to finance the acquisition of Corifrance on September 8, 1997 and to support the Company's operations in the UK.

7.   CORIFRANCE ACQUISITION

On September 8 1997, the Company purchased all of the issued and outstanding shares of Corifrance, a French reinsurance company. The acquisition was made by a French subsidiary of Terra Nova, the Group's UK operating insurance company. Corifrance transacts business internationally, although mainly outside of the United States.

The goodwill in the Company's balance sheet includes the goodwill arising on the acquisition of Corifrance, which has been calculated using the purchase method of accounting and is being amortized on a straight line basis over a twenty five year period.

8. SUMMARIZED FINANCIAL INFORMATION FOR TERRA NOVA INSURANCE (UK) HOLDINGS PLC ("UK HOLDINGS")

Summarized consolidated balance sheet information as at September 30, 1997 and December 31, 1996 and summarized consolidated statement of operations information for the nine months ended September 30, 1997 and 1996 relating to UK Holdings is set out below. Separate financial statements of UK Holdings are not presented because they would not be material to holders of UK Holdings 10.75% Senior Notes due 2005 or to holders of UK Holdings 7.2% Senior Notes due 2007.

                                                                                 SEPTEMBER 30,                  DECEMBER 31,
                                                                                     1997                          1996
                                                                              ------------------             -----------------
                                                                                           (DOLLARS IN THOUSANDS)
Investments and cash                                                               $933,513                       $872,171
Reinsurance recoverable on unpaid losses                                            384,804                        387,733
Accrued premium income                                                              200,486                        108,012
Other assets                                                                        288,027                        193,212
                                                                                 ----------                     ----------
           Total assets                                                          $1,806,830                     $1,561,128
                                                                                 ==========                     ==========

Unpaid losses and loss adjustment expenses                                       $1,012,304                     $1,011,015
Uncarried premiums                                                                  296,320                        157,515
Net liabilities of Aviation business in run-off                                      37,455                         36,913
Long-term debt                                                                      175,000                        100,000
Other liabilities                                                                   106,442                         83,440
                                                                                 ----------                     ----------
           Total liabilities                                                      1,627,521                      1,388,883
                                                                                 ----------                     ----------
           Total shareholders' equity                                               179,309                        172,245
                                                                                 ----------                     ----------
           Total liabilities and shareholders' equity                            $1,806,830                     $1,561,128
                                                                                 ==========                     ==========


                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -----------------------------------------
                                                                                    1997                          1996
                                                                                 ----------                     ----------
                                                                                          (DOLLARS IN THOUSANDS)

Net premiums earned                                                                $239,724                       $184,860
Net investment income                                                                41,214                         39,697
Realized investment gains                                                            11,350                         10,759
Foreign exchange gains (losses)                                                         300                           (680)
Agency income                                                                        10,019                          6,486
                                                                                 ----------                     ----------
           Total revenues                                                           302,607                        241,122
                                                                                 ----------                     ----------
Underwriting costs and expenses                                                     243,848                        186,391
Interest expense                                                                      8,672                          8,063
Agency expenses                                                                       8,044                          5,886
                                                                                 ----------                     ----------
           Income from operations before income taxes and
                minority interests                                                   42,043                         40,782
                                                                                 ----------                     ----------
           Net income                                                               $28,612                        $27,071
                                                                                 ==========                     ==========

9. DIVIDENDS DECLARED

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

   On November 4, 1997 the Company declared a dividend of $0.05 per share payable on December 29, 1997, to shareholders of record as of December 5, 1997.

10. STOCK REPURCHASE

On May 5, 1997 the Company's Board of Directors authorised the repurchase of up to $20 million of the Company's Common Stock. As at November 14, 1997 the Company had repurchased 500,000 shares at a total cost of $10,020,000.

The stock is to be held in trust for the satisfaction of employees' and directors' long-term compensation plans or for any other corporate purposes.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

THE COMPANY

The following discussion addresses the principal factors affecting the earnings and financial condition of the Company. All references herein to the "Company" are to Terra Nova (Bermuda) Holdings Ltd. ("Bermuda Holdings") and all of its direct and indirect subsidiaries, including Terra Nova Insurance (UK) Holdings plc ("UK Holdings"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Octavian Syndicate Management Limited ("Octavian"), Terra Nova Capital Limited ("Terra Nova Capital") and Corifrance. This discussion should be read in conjunction with the audited consolidated financial statements of Bermuda Holdings as of December 31, 1996 and for each of the three years during the period ended December 31, 1996 and related notes thereto included in the Company's Annual Report as filed with the Securities and Exchange Commission.

MIX OF BUSINESS

The Company's mix of business and combined ratios for the three and nine months ended september 30, 1997 and 1996 are set forth in the following table:


                                   THREE MONTHS ENDED SEPTEMBER 30,                        NINE MONTHS ENDED SEPTEMBER 30,
                                -------------------------------------                   -------------------------------------
                                    1997                  1996                               1997                 1996
                                AMOUNT   PERCENT     AMOUNT   PERCENT                   AMOUNT   PERCENT     AMOUNT   PERCENT
                                ------   -------     ------   -------                   ------   -------     ------   -------
                                        (DOLLARS IN THOUSANDS)                                   (DOLLARS IN THOUSANDS)
Gross Premiums Written
  Non-marine property           $ 44,846     44.7%   $ 31,832    52.0%                  $198,996     46.0%    $176,472    54.5%
  Non-marine casualty           $ 22,148     22.1    $ 11,432    18.7%                    97,028     22.5       51,201    15.8
  Marine & Aviation               33,372     33.2      17,993    29.4                    136,101     31.5       94,776    29.3
  Life (1)                            --       --         (73)   (0.1)                        --       --        1,228     0.4
                                --------  -------    --------   -----                   --------    -----     --------   -----
      Total                     $100,366    100.0%   $ 61,184   100.0%                  $432,125    100.0%    $323,677   100.0%
                                ========  =======    ========   =====                   ========    =====     ========   =====
Net Premiums Written
  Non-marine property           $ 38,214     42.2%   $ 24,313    47.9%                  $174,702     47.4%    $147,978    53.6%
  Non-marine casualty             20,542     22.8      11,578    22.9                     88,120     23.9       46,204    16.8
  Marine & Aviation               31,702     35.0      14,775    29.2                    105,956     28.7       80,427    29.2
  Life (1)                            --       --         (13)     --                         --       --        1,228     0.4
                                --------  -------    --------   -----                   --------    -----     --------   -----
      Total                     $ 90,458    100.0%   $ 50,653   100.0%                  $368,778    100.0%    $275,837   100.0%
                                ========  =======    ========   =====                   ========    =====     ========   =====

Net Premiums Earned
  Non-marine property           $ 47,737     46.9%   $ 32,477    47.9%                  $130,690     47.3%    $ 94,720    45.1%
  Non-marine casualty             24,308     23.8      14,408    21.2                     65,805     23.8       40,032    19.0
  Marine & Aviation               29,812     29.3      21,001    30.9                     79,746     28.9       74,146    35.3
  Life (1)                            --                  (13)     --                         --       --        1,228     0.6
                                --------  -------    --------   -----                   --------    -----     --------   -----
      Total                     $101,857    100.0%   $ 67,873   100.0%                  $276,241    100.0%    $210,126   100.0%
                                ========  =======    ========   =====                   ========    =====     ========   =====

Losses and Loss Adjustment Expense Ratios
  Non-marine property                        61.3%               57.4%                               63.3%                60.1%
  Non-marine casualty                        63.6                78.1                                75.3                 81.7
  Marine & Aviation                          57.5                58.6                                57.5                 62.6
  Life (1)                                     NA                  NM                                  NA                 76.6
                                          -------               -----                               -----                -----
      Total                                  60.7%               62.2%                               64.5%                65.2%
                                          =======               =====                               =====                =====

Underwriting Expense Ratios
  Non-marine property                        35.3%               31.0%                               33.4%                31.9%
  Non-marine casualty                        38.6                34.4                                29.6                 29.0
  Marine & Aviation                          38.2                37.1                                39.5                 34.6
  Life (1)                                     NA                  NM                                  NA                 20.2
                                          -------               -----                               -----                -----
      Total                                  36.9%               33.5%                               34.2%                32.2%
                                          =======               =====                               =====                =====

Combined Ratios
  Non-marine property                        96.6%               88.4%                               96.7%                92.0%
  Non-marine casualty                       102.2               112.5                               104.9                110.7
  Marine & Aviation                          95.7                95.7                                97.0                 97.2
  Life (1)                                     NA                  NM                                  NA                 96.8
                                          -------               -----                               -----                -----
      Total                                  97.6%               95.7%                               98.7%                97.4%
                                          =======               =====                               =====                =====


(1)  The Company ceased writing new life insurance business on March 1, 1996.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

  Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased by 64.0%, to $100.4 million in 1997 from $61.2 million in 1996. The overall increase in gross premiums written of $39.2 million was mainly a consequence of Terra Nova Capital writing gross premiums of $39.4 million in 1997 compared to $5.3 million in 1996, due to increasing its participation on syndicates managed by Octavian from 11.1% in 1996 to 39.5% in 1997 (excluding the dedicated corporate syndicate 1227). The majority of the business written by Terra Nova Capital is UK motor, UK casualty, marine and aviation business.

  Reinsurance ceded decreased by 5.9% to $9.9 million in 1997 from $10.5 million in 1996 owing to timing differences in the purchase of reinsurance in 1997 compared to 1996. As a result of the higher gross premiums written and a decrease in reinsurance ceded, net premiums written increased by 78.6% to $90.5 million in 1997 from $50.7 million in 1996.

  Net premiums earned increased by 50.1% to $101.9 million in 1997 from $67.9 million in 1996. The increase was attributable to the Company's share of the Octavian syndicates' earned premiums and a large increase in business written.

  Net Investment Income. Net investment income increased by 8.2%, to $21.5 million in 1997 from $19.8 million in 1996 resulting from an increase of 8.3% in average invested assets, attributable to the IPO in April 1996, the debt issue in August 1997 and relatively stable portfolio yields. The average investment yield before realized gains and losses was 6.3% in both 1997 and 1996.

  Realized Net Capital Gains on Sales of Investments. Realized net capital gains on sales of investments increased by $5.3 million to $4.2 million in 1997 from a loss of $1.1 million in 1996. the majority of gains in 1997 and 1996 arose from equity securities sold during the period.

  Foreign Exchange Losses. Foreign exchange losses of $0.6 million in 1997 arose from foreign currency exchange during the quarter together with the translation of foreign currency assets and liabilities into U.S. dollars, the Company's functional currency.

  Agency Income. This income consists of fees and profit commissions earned by Octavian in respect of the managing of certain Lloyd's syndicates.

  Losses and Loss Adjustment Expenses. Losses and LAE increased by 46.5% to $61.9 million in 1997 from $42.2 million in 1996. As a percentage of net premiums earned, losses and LAE decreased 1.5 percentage points, to 60.7% in 1997 from 62.2% in 1996. The decrease is due to favourable loss development on both current and prior years more than offsetting weakening premium rates.

  Acquisition Costs. Acquisition costs, comprising commissions and other underwriting expenses, increased by 65.4% to $34.1 million in 1997 from $20.6 million in 1996. Acquisition costs as a percentage of net premiums earned increased by 3.1 percentage points, to 33.5% in 1997 from 30.4% in 1996, reflecting the higher proportion of insurance business written in 1997 and the establishment of three new syndicates at Octavian in 1997.

  Other Operating Expenses. Other operating expenses increased by 67.1% to $3.5 million in 1997 from $2.1 million in 1996. Other operating expenses as a percentage of net premiums earned increased to 3.4% in 1997 from 3.1% in 1996, primarily due to the greater proportion of Terra Nova Capital business earned in 1997 which has a higher other operating expense ratio.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


  Net Interest Expense. Net interest expense increased to $3.3 million in 1997 from $2.7 million in 1996 owing to interest arising on the $75 million 7.2% Senior Notes issued on August 26, 1997, in addition to interest on the $100 million 10.75% Senior Notes issued on June 30, 1995.

  Agency Expenses. These expenses consist of costs incurred by octavian in managing certain Lloyd's syndicates.

  Other Expenses. Other expenses decreased by 14.3% to $1.4 million in 1997 from $1.7 million in 1996.

  Income from Operations before Income Taxes and Minority Interests. Income from operations before income taxes and minority interests increased by 33.6% to $23.4 million in 1997 from $17.5 million in 1996. This increase was mainly due to higher realized gains in 1997 compared to 1996.

  Income Tax Expense. Income tax expense increased by 43.0% to $4.4 million in 1997 from $3.1 million in 1996, due to an increase in realized gains arising in the United Kingdom subsidiaries more than offsetting a reduction in the rate of United Kingdom corporate tax from 33% to 31%.

  Net Income. Net income increased by $4.6 million to $19.0 million in 1997 from $14.4 million in 1996 as a result of the factors described above.

  Combined Ratios. The Company's combined ratios were 97.6% for 1997 and 95.7% for 1996. The increase was primarily due to the rise in the Company's expense ratio, for the reasons described above.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

     Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased by 33.5% to $432.1 million in 1997 from $323.7 million in 1996. The increase in gross written premiums arises from:

     (a) Terra Nova Capital writing gross premiums of $122.0 million (excluding "orphaned" syndicate business) in 1997 compared to $25.7 million in 1996. Terra Nova Capital was established by the Company to participate in business written by the Octavian Syndicates for the 1996 and future years of account. The majority of the business written by the Octavian Syndicates is UK motor, UK casualty, marine and aviation business;

     (b) $12.1 million of non-recurring premiums relating to reinsurance to close of "orphaned" syndicates from the 1993 underwriting year.

     Reinsurance ceded increased by 32.4% to $63.3 million from $47.8 million. The increase was primarily attributable to Terra Nova Capital ceding $30.5 million of reinsurance premiums in 1997 compared to $6.6 million ceded in 1996, due to its increased participation in syndicates managed by Octavian. As a percentage of gross premiums written, reinsurance ceded was 14.7% in 1997, in line with the 14.8% in 1996. As a consequence of the higher gross premiums written and stable proportion of reinsurance ceded, net premiums written increased by 33.7% to $368.8 million in 1997 from $275.8 million in 1996.

     Net premiums earned increased by 31.5% to $276.2 million in 1997 from $210.1 million in 1996. The increase in net premiums earned was attributable to the comparable increase in net premiums written, as described above.

     Net Investment income. Net investment income increased by 6.6% to $62.5 million in 1997 from $58.7 million in 1996, resulting from an increase of 11.4% in average invested assets attributable to the IPO in April 1996 and the $75 million Senior Notes issue in August 1997, partially offset by lower portfolio yields. The average investment yield in 1997 was 6.2% compared to 6.4% for the same period in 1996.

     Realized Gains on Sale of Investments. Realized gains on sale of investments increased by 6.1% to a gain of $11.7 million in 1997 from a gain of $11.1 million in 1996. The majority of gains in 1997 and 1996 arose from equity securities sold during the period.

     Foreign Exchange Gains (Losses). Foreign exchange gains of $0.2 million in 1997 and losses of $0.6 million in 1996 arose from foreign currency exchange transactions during the nine months together with the translation of foreign currency assets and liabilities into US dollars, the Company's functional currency.

     Agency Income. This income consists of fees received and profit commissions earned by Octavian in respect of the managing of certain Lloyd's syndicates.

      Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased by 30.0% to $178.1 million in 1997 from $137.0 million in 1996.
As a percentage of net premiums earned, losses and LAE decreased 0.7 percentage points to 64.5% in 1997 from 65.2% in 1996. The relative stability is due to an absence of large losses, favourable overall loss experience and stable results for prior years in 1997 and 1996.

     Acquisition Costs. Acquisition costs, comprising commissions and other underwriting expenses, increased by 36.1% to $83.9 million in 1997 from $61.6 million in 1996. Acquisition costs as a percentage of net premiums earned increased by 1.1 percentage points to 30.4% in 1997 from 29.3% in 1996, reflecting the higher proportion of insurance business written in 1997.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


          Other Operating Expenses. Other operating expenses increased by 77.3% to $10.7 million in 1997 from $6.0 million in 1996. Other operating expenses as a percentage of net premiums earned increased from 2.9% in 1996 to 3.9% in 1997, primarily due to the greater proportion of Terra Nova Capital business earned in 1997 which has a higher other operating expense ratio.

          Net Interest Expense. Net interest expense increased to $8.7 million in 1997 from $8.1 million in 1996 owing to interest arising on the $75 million 7.2% Senior Notes issued on August 26, 1997, in addition to interest on the $100 million 10.75% Senior Notes issued on June 30, 1995.

          Other Expenses. Other expenses decreased marginally to $4.2 million in 1997 from $4.3 million in 1996.

          Income from Operations before Income Taxes and Minority Interests. Income from operations before income taxes and minority interests increased by 6.9% to $67.1 million in 1997 from $62.8 million in 1996. The increase was primarily due higher investment income and higher realized investment gains partially offset by lower underwriting profits in 1997 compared to 1996.

          Income Tax Expense. Income tax expense increased by 1.7% to $13.4 million in 1997 from $13.2 million in 1996, as a consequence of the increase in operating income of the United Kingdom subsidiaries being offset by a reduction in the United Kingdom corporate tax rate.

          Net Income. Net income increased by 8.3% to $53.7 million in 1997 from $48.6 million in 1996 as a result of the factors described above.

          Combined Ratios. The Company's combined ratio was 98.7% for 1997 and 97.4% for 1996. the increase was primarily due to the rise in the Company's expense ratio, for the reasons described above.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's assets consist primarily of the capital stock of UK Holdings and Terra Nova (Bermuda), and UK Holdings' assets consist primarily of the capital stock of Terra Nova, Terra Nova Capital, Octavian and Corifrance. The ability of the Company to pay dividends on its capital stock and to pay its obligations depends primarily on dividends or other payments from Terra Nova, Terra Nova (Bermuda), Terra Nova Capital, Octavian and Corifrance. The payment of dividends and other payments by Terra Nova, Terra Nova Capital and Octavian are subject to restrictions under UK law and Terra Nova (Bermuda), Bermuda law and Corifrance, French law.

          The sources of funds for the Company's subsidiaries consist primarily of net premiums, investment income and proceeds from sales and redemptions of investments. The funds are used primarily to pay claims and operating expenses and for the purchase of investments, largely fixed income securities.

          The shareholders' equity of Terra Nova at September 30, 1997 was $272.5 million. The increase of $19.4 million in the nine months to September 30, 1997 was due to the issue of $15.0 million of share capital to UK Holdings in September, unrealized gains on investments (net of tax) of $11.0 million and net income of $31.1 million, partially offset by $37.7 million of dividends paid to UK Holdings. The shareholders' equity of Terra Nova (Bermuda) at September 30, 1997 was $256.3 million. The increase of $32.9 million during 1997 was due to $25.7 million of net income and unrealized gains on investments of $7.2 million.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     For the nine months ended September 30, 1997 the cash flow provided by operating activities of the Company was $25.7 million compared to $18.3 million in 1996.

     The increase in the 1997 operating cashflow is primarily a consequence of:

   (a) Terra Nova experiencing lower cash outflows on its discounted LMX business in 1997 compared to 1996 and improved operating cash flows at Terra Nova Capital due to it increasing its participation on syndicates managed by Octavian in 1997, partially offset by higher expense payments at Lloyd's partially offset by

   (b) a tax repayment of $11.5 million plus interest on the overdue amount of $5.3 million from the UK Inland Revenue in March 1996.

     Total investments and cash were $1,424.3 million at September 30, 1997. At September 30, 1997, 82.9%, 10.8% and 6.3% of total investments and cash were held in fixed maturities, common stocks and cash and cash equivalents, respectively. At September 30, 1997, approximately 92% of the Company's fixed income investments were rated "AA" or better by S&P. The Company's investment portfolio earned interest and dividend income, net of investment management fees, of 6.2% and 6.4% in the nine months ended September 30, 1997 and 1996, respectively. The Company had realized investment gains of $11.7 million and $11.1 million in the nine months ended September 30, 1997 and 1996, respectively.


     On August 28, 1997 the Company filed a Form 8-K in respect of the issue of $75 million 7.2% Senior Notes due 2007, fully and unconditionally guaranteed by Bermuda Holdings.

     On September 8, 1997 the Company announced that it had purchased all of the issued and outstanding shares of Compagnie de Reassurance d'Ile de France, Corifrance. Corifrance is a French reinsurance company which transacts business internationally.

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

     On November 4, 1997 the Company declared a dividend of $0.05 per share payable on December 29, 1997 to shareholders of record as of December 5, 1997. The declaration and payment of dividends is at the discretion of the Board of Directors of the Company and will depend upon the Company's results of operations, the financial position and capital requirements of the Company's operating subsidiaries, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors of the Company deems relevant. While the Company is not itself subject to any contractual restrictions or significant legal prohibitions on dividend payments the Company's subsidiaries are subject to regulatory and legal constraints on their respective abilities to pay dividends. Accordingly, there is no assurance that dividends will be declared or paid in the future.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES


PART II - OTHER INFORMATION
---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBIT 11.1   Statement regarding Computation of Primary and Fully Diluted
                    Earnings Per Common Share and Common Share Equivalents.

     EXHIBIT 27.1   Financial Data Schedule

b)   FORM 8-K       DATE OF REPORT AUGUST 28, 1997
                    NEWS RELEASE

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:      November 14, 1997        By:  /s/ WILLIAM O. BAILEY
           -----------------             ---------------------
                                    William O. Bailey
                                    Chairman, President and
                                     Chief Executive Officer



Date:      November 14, 1997        By:  /s/ WILLIAM J. WEDLAKE
           -----------------             ----------------------
                                    William J. Wedlake
                                    Chief Financial Officer,
                                     Senior Vice President and
                                     Principal Accounting Officer

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                                 EXHIBIT INDEX
                                 -------------

                                                                                      SEQUENTIAL
EXHIBIT                                                                                  PAGE
NUMBER     DESCRIPTION                                                                  NUMBER
---------  -----------                                                                __________
11.1       Statement regarding Computation of Primary and Fully Diluted Earnings        19-22
           Per Common Share and Common Share Equivalents

27.1       Financial Data Schedule

Form 8K