Form 10-K405
period 1997-12-31
TERRA NOVA BERMUDA HOLDING LTD
filed 1998-03-16
CIK 935937

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        COMMISSION FILE NUMBER 1-13832

                               ----------------

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   BERMUDA                                          N/A
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANISATION)                        IDENTIFICATION NO.)

         RICHMOND HOUSE, 12 PAR-LA-VILLE ROAD, HAMILTON, HM08, BERMUDA
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                           TELEPHONE: (441) 292-7731
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
  Common shares, par value $5.80 per share                New York Stock Exchange
        10.75% Senior Notes due 2005                      New York Stock Exchange
         7.2% Senior Notes due 2007                       New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The number of registrant's ordinary shares ($5.80 par value) outstanding as of March 16, 1998 was 25,932,204 (includes 474,000 ordinary shares owned by trusts on behalf of the Company).

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III of this Form 10-K incorporates by reference information from the registrant's Proxy Statement dated March 30, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.

                               INDEX TO FORM 10-K

                                                                           PAGE
                                                                           ----
                                     PART I

 Item 1.  Business                                                           3
 Item 2.  Properties                                                        34
 Item 3.  Legal Proceedings                                                 34
 Item 4.  Submission of Matters to a Vote of Security Holders               34

                                    PART II

          Market for the Registrant's Common Shares and Related
 Item 5.   Shareholder Matters                                              35
          Selected Financial Data for the five years ended December 31,
 Item 6.   1997                                                             36
 Item 7.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                          37
 Item 8.  Financial Statements                                              43
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                         73

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant                74
 Item 11. Executive Compensation                                            74
 Item 12. Security Ownership of Certain Beneficial Owners and Management    74
 Item 13. Certain Relationships and Related Transactions                    74

                                    PART IV

          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14.  K                                                                75
          Index to Exhibits                                                 86

                                    PART I

ITEM 1--BUSINESS

  Unless the context requires otherwise and except as provided below, all references in this Form 10-K to the "Company" refer to Terra Nova (Bermuda) Holdings Ltd., ("Bermuda Holdings") a Bermuda holding corporation, and all of its direct and indirect subsidiaries, including its principal subsidiaries, Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Compagnie de Reassurance d'lle de France ("Corifrance"), Octavian Syndicate Management Limited ("Octavian") and Terra Nova Capital Limited ("Terra Nova Capital"), through which it conducts substantially all of its operations.

OVERVIEW

  The Company is the holding company for five wholly owned operating entities--Terra Nova in the U.K., Terra Nova (Bermuda), Corifrance in Paris, Terra Nova Capital, the Company's corporate capital provider at Lloyd's and Octavian, which manages the eight Lloyd's syndicates in which the Company has a participation. Through these subsidiaries, the Company writes a diverse property, casualty, marine and aviation insurance and reinsurance business on a world-wide basis. The Company had gross premiums written of $550.2 million in 1997 and shareholders' equity of $481.9 million at December 31, 1997.

  Terra Nova and the Lloyd's syndicates managed by Octavian are based in the London Market, which is composed of Lloyd's and companies with underwriting offices in proximity to Lloyd's ("London Market companies"). The London Market is one of the world's largest insurance and reinsurance marketplaces and attracts business from clients throughout the world who seek flexible and innovative protection for a wide variety of risks.

  The Bermuda Market in which Terra Nova (Bermuda) operates is comprised of both captive and independent companies, and in recent years has become one of the world's largest insurance and reinsurance markets in which international business is written.

BUSINESS, PROFITABILITY AND FINANCIAL STRENGTH

  The Company's principal lines of business consist of various classes of non-marine property business, non-marine casualty business, and marine and aviation business written on both an insurance and reinsurance basis, accounting for approximately 43.2%, 23.3% and 33.5%, respectively, of the Company's 1997 gross premiums written. Additionally, of the Company's gross premiums written in 1997, approximately 51.0% consisted of reinsurance business and approximately 34.5%, 33.5% and 32.0% were attributable to clients from the U.S., Europe and the rest of the world, respectively.

  The average combined ratio and average operating ratio of the Company was 99.4% and 74.4%, respectively, for the three years ended December 31, 1997. The Company's net operating earnings from continuing operations before minority interests and realised gains on investments after tax was $62.9 million for 1997, up 10% from $57.2 million in 1996.

  At December 31, 1997, approximately 92.9% of the Company's $1.476 billion investment portfolio consisted of fixed maturity debt securities and cash and cash equivalents, with the balance consisting of equity securities. Of the fixed maturity debt securities, 93.5% were rated "A" or better by Standard & Poor's Corporation ("S&P") and Moody's Investors Service, Inc. ("Moody's"). The Company currently has no investments in high yield fixed income securities, real estate or mortgages.

HISTORY

  On December 21, 1994, the Company, a holding company, acquired substantially all of the capital stock of Terra Nova, its predecessor, and substantially all of the capital stock of Underwriters Capital (Merrett) Ltd. ("UCM"), a Bermuda insurance company, which was renamed "Terra Nova (Bermuda) Insurance Company Ltd." Terra Nova was established in 1969 and is believed by management to be one of the largest London Market companies. UCM was organised in Bermuda in 1993 to provide reinsurance to certain Lloyd's syndicates. These acquisitions provided the Company with both additional capital and a presence in London and the Bermuda Markets from which the Company has begun to grow and diversify its book of business.

  On January 5, 1996, in continuation of its market diversification strategy, the Company purchased the business and assets of Octavian, a Lloyd's Managing agent. Octavian currently manages eight syndicates, whose writings include primarily U.K. liability, U.K. motor, marine and aviation lines. Octavian has $628.8 million of aggregate underwriting capacity, net of commission, for the 1998 year of account, of which $372.8 million, net of commission, is provided by the Company through Terra Nova Capital.

  On April 17, 1996, the Company completed an initial public offering ("IPO") of 7,275,000 shares at a price to the public of $17. The proceeds of the IPO were $114 million after expenses. Of these net proceeds $16 million was used to redeem a portion of the Company's non-voting convertible redeemable preference shares, $75 million was contributed to Terra Nova (Bermuda) to support its insurance operations, including increasing the capacity potentially available to the Octavian Syndicates and $15 million was contributed to Terra Nova, with the balance retained for general corporate purposes.

  On August 26, 1997, Terra Nova Insurance (UK) Holdings plc ("UK Holdings") completed an issue of $75 million 7.2% Senior Notes due 2007, guaranteed fully and unconditionally by Bermuda Holdings. The net proceeds were used to finance the acquisition of Corifrance on September 8, 1997, with the balance being used for general corporate purposes.

  On September 8, 1997, the Company purchased all of the issued and outstanding shares of Corifrance, a French reinsurance company, for a purchase price of $42.2 million. The acquisition was made by a French subsidiary holding company of Terra Nova. Corifrance transacts business internationally, although mainly outside of the United States.

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

MIX OF BUSINESS

  The Company's mix of business is as follows:

            BREAKDOWN OF GROSS PREMIUMS WRITTEN BY CLASS OF BUSINESS
                             (DOLLARS IN MILLIONS)

                                        YEAR ENDED DECEMBER 31,
                         --------------------------------------------------------
                               1997               1996               1995
                         ------------------ ------------------ ------------------
                                 PERCENT OF         PERCENT OF         PERCENT OF
   CLASS OF BUSINESS     AMOUNT    TOTAL    AMOUNT    TOTAL    AMOUNT    TOTAL
   -----------------     ------  ---------- ------  ---------- ------  ----------
PROPERTY
  Catastrophe treaty--
   U.S.                   22.4       4.1 %   25.1       7.0 %   17.4       5.7 %
  Catastrophe treaty--
   all other              13.5       2.4     16.4       4.5     17.8       5.9
  Proportional treaty     60.3      11.0     58.1      16.1     42.7      14.1
  Risk excess of loss     22.1       4.0     19.5       5.4     19.4       6.4
  Other property         109.0      19.8     57.1      15.8     39.0      12.9
  Reinsurance to close     3.5       0.6      --        --       --        --
  Orphaned syndicate
   business               10.6       1.9      --        --       --        --
                         -----     -----    -----     -----    -----     -----
  Total before prior
   year revisions        241.4      43.8    176.2      48.8    136.3      45.0
  Prior year revisions    (4.1)     (0.7)     2.7       0.7      3.0       1.0
                         -----     -----    -----     -----    -----     -----
  Total                  237.3      43.1    178.9      49.5    139.3      46.0
CASUALTY
  Medical malpractice      9.8       1.8     11.3       3.1     14.5       4.8
  Professional indemnity  25.5       4.6     16.0       4.4      7.4       2.5
  Casualty clash and
   working layer           4.0       0.7     10.6       2.9     13.1       4.3
  Motor                   27.8       5.1      6.0       1.7      --        --
  Other casualty          37.1       6.7     20.7       5.8     19.9       6.6
  Reinsurance to close     7.4       1.3      --        --       --        --
  Orphaned syndicate
   business               13.3       2.4      --        --       --        --
                         -----     -----    -----     -----    -----     -----
  Total before prior
   year revisions        124.9      22.7     64.6      17.9     54.9      18.2
  Prior year revisions     3.6       0.7      3.5       1.0     (0.2)     (0.1)
                         -----     -----    -----     -----    -----     -----
  Total                  128.5      23.4     68.1      18.9     54.7      18.1
MARINE & AVIATION
  Marine hull             47.5       8.6     49.4      13.7     50.1      16.6
  Energy                  29.8       5.4     19.0       5.3     25.7       8.5
  Marine cargo            39.6       7.2     31.9       8.7     25.8       8.4
  Marine casualty         13.5       2.4      8.9       2.5      9.5       3.1
  Marine excess of loss    2.1       0.4      0.8       0.2      2.6       0.9
  Aviation hull           35.6       6.5      6.7       1.9      --        --
  Reinsurance to close     7.0       1.3      --        --       --        --
  Orphaned syndicate
   business               15.2       2.8      --        --       --        --
                         -----     -----    -----     -----    -----     -----
  Total before prior
   year revisions        190.3      34.6    116.7      32.3    113.7      37.5
  Prior year LMX
   reinstatement
   premiums                0.6       0.1      4.2       1.2      9.3       3.1
  Revisions of prior
   year premiums written
   for non-LMX business   (6.5)     (1.2)    (8.6)     (2.4)   (18.5)     (6.1)
                         -----     -----    -----     -----    -----     -----
  Total                  184.4      33.5    112.3      31.1    104.5      34.5
  Life                     --        --       1.7       0.5      4.2       1.4
                         -----     -----    -----     -----    -----     -----
  TOTAL FOR THE COMPANY  550.2     100.0 %  361.0     100.0 %  302.7     100.0 %
                         =====     =====    =====     =====    =====     =====
  Direct business        269.6      49.0 %  119.6      33.2 %   86.3      28.5 %
  Reinsurance assumed    280.6      51.0    241.4      66.8    216.4      71.5
                         -----     -----    -----     -----    -----     -----
  Total for the company  550.2     100.0 %  361.0     100.0 %  302.7     100.0 %
                         =====     =====    =====     =====    =====     =====

NON-MARINE PROPERTY

 Property Catastrophe Treaty Reinsurance

  Property catastrophe excess of loss reinsurance provides coverage when total losses and loss expenses from a single occurrence of a covered peril under a portfolio of insurance and reinsurance contracts exceed the attachment point specified in the reinsurance contract with the primary insurer. Some of the Company's property catastrophe excess of loss policies limit coverage to one occurrence in a policy year, but most policies provide for coverage of a second occurrence after the payment of a reinstatement premium.

  In 1997, 66% and 34% of the Company's catastrophe treaty business was written by Terra Nova and Terra Nova (Bermuda), respectively. In 1997, based on gross premiums written, approximately 62%, 14% and 24% of the non-marine property catastrophe reinsurance risks underwritten by the Company were located in the U.S., Europe, and the rest of the world, respectively.

 Proportional Treaty Reinsurance and Risk Excess of Loss Reinsurance

  In proportional treaty reinsurance, the Company assumes a proportional part of the original premiums and losses of the reinsured on non-catastrophe reinsurance contracts. In proportional treaty reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company's cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and also may include a profit factor. In 1997, 72% of proportional treaty risks underwritten by the Company were located outside the U.S.. The Company's property risk excess of loss contracts cover a cedent's loss on a single "risk" in excess of the cedent's attachment point, rather than covering multiple risks as does property catastrophe reinsurance. A "risk" in this context might mean the insurance coverage on one building or a group of buildings or the insurance coverage under a single policy, which the reinsured treats as a single risk. In 1997, 40% of risk excess risks underwritten by the Company were located in the U.S.

 Other Property

  The balance of the non-marine property account consists of a number of minor classes of primary insurance business covering risks such as crop, boiler and machinery insurance and short-term trade credit insurance business. The Company also writes U.S. "excess and surplus lines" property and automobile physical damage risks largely through limited authorities which authorise selected U.S. insurance brokers to bind certain risks on behalf of the Company, subject to premium income, geographic locations, pricing, policy terms and conditions and other contract restrictions. The Company writes motor insurance through Terra Nova Capital's participation on motor syndicates 554 and 1228. In 1997, the property element of this business was $26.4 million which accounts for a large proportion of the increase in other property writings in 1997 compared to 1996 due to Syndicate 1228 being established in 1997 and Terra Nova Capital having a significantly lower participation on Syndicate 554 in 1996 compared to 1997.

NON-MARINE CASUALTY

 Medical Malpractice

  The Company's medical malpractice book of business consists of medical malpractice reinsurance for U.S. medical malpractice carriers, many of which are mutual or reciprocal companies. Since 1990, there has been a deterioration in both primary pricing and reinsurance terms for medical malpractice business, which has led to a reduction of approximately one-half of the Company's gross premiums written in respect of such business and a move toward more hospital business and large groupings of health care providers. Despite this reduction, the Company continues to write accounts that management believes offer attractive rates and deductibles.

 Professional Indemnity

  In 1997, $16.9 million of the Company's professional indemnity business was written by Octavian's Syndicate 702 which specializes in U.K. professional indemnity insurance and directors and officers insurance. The remaining professional indemnity business is written by Terra Nova on an excess of loss basis and includes lawyers' groups, architects and engineers, insurance agents, accountants and some miscellaneous errors and omissions coverages. The majority of the business consists of smaller firms of professionals in these categories.

 Casualty Clash and Working Layer

  Casualty clash business, involving exposure at levels well in excess of individual underlying policy limits, is critical to the reinsurance programs of many major U.S. primary companies and is generally placed in markets not heavily involved in those companies' lower levels of exposure. The Company's book of clash business, which includes a roster of leading U.S. insurers, has experienced little turnover in reinsureds.

 Motor

  The Company through Terra Nova Capital's participation on Octavian's motor Syndicates 554 and 1228 wrote U.K. motor business, the liability portion of this business has been included in this category of business. In addition, Terra Nova writes U.S. Motor reinsurance business on a proportional treaty and excess of loss basis.

 Other Casualty Business

  Other non-marine casualty lines of business include excess of loss reinsurance of fidelity and surety business, workers' compensation, crime, bloodstock and personal accident business.

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

  The Company's marine hull account consists of two distinct components, hull risk and hull treaty business. The hull risk account consists of participations in individual protections for ships of all types in all geographical areas. Examples of the larger type of hull risks would be passenger cruise ships. Hull treaty business, which is not a traditional core business for most London Market marine underwriters, is a speciality of Terra Nova. As a treaty reinsurer, the Company reinsures primary underwriters in local markets, such as Japan, which are closed to foreign primary writers. In this manner, the Company is able to access business which would otherwise not be available to it, local expertise, local market knowledge and local survey and claims skills.

 Energy

  The risks in this account relate to rigs and other equipment used in the exploration and development of energy sources such as oil and natural gas. The risks underwritten are located both onshore and offshore. The Company is involved principally with the "upstream" activities of its insureds, such as offshore and onshore drilling rigs, in both property damage and casualty exposures.

 Marine Cargo

  The marine cargo account is involved in insuring the transportation of all types of commodities, both dry and liquid, imports and exports world wide, together with associated warehousing risks. The Company also underwrites in this portfolio specie risks comprising, for example, gold, silver and bullion in transit and contained within vaults and fine art.

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

REINSURANCE TO CLOSE

  In 1997 Terra Nova Capital wrote $17.9 million of premiums in respect of the closure of the 1995 year of account into the 1996 year of account of which it had an 11% share. These premiums include property, casualty, marine and aviation risks. In 1998 Terra Nova Capital will receive premiums in respect of the closure of the 1996 year of account into the 1997 year of account of which it had a 40% share.

ORPHANED SYNDICATE BUSINESS

  In 1997 the Company wrote $39.1 million of premiums related to reinsurance to close of "orphaned" Lloyd's syndicates from the 1993 year of account. In 1998 the Company is planning to write orphaned syndicate business, however, due to the one off nature of this business the amount of premiums that will be written is difficult to predict.

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

  The Company's writings originate worldwide and are accepted through non-U.S. insurance brokers, principally Lloyd's brokers. By using the broker distribution system, the Company maintains low fixed overhead costs. Brokers charge commissions varying in accordance with the type and in proportion to the volume of business written, thus allowing the Company flexibility to vary its volume and mix of business according to perceived opportunities. The following table shows the percentage of gross premiums written by the ten brokers writing the largest amount of gross premiums for the Company for the year ended December 31, 1997:

    PERCENTAGE OF GROSS PREMIUMS WRITTEN, (1) BY BROKER, (2) FOR YEAR ENDED
                               DECEMBER 31, 1997

        BROKER                     PERCENTAGE
        ------                     ----------
     J H Marsh & McLennan             19.5%
     AON                              10.3
     Willis Corroon                    8.3
     Sedgwick Group                    6.7
     Ballantyne McKean & Sullivan      3.5
     Jardine Thompson Graham           2.8
     C E Heath & Co.                   2.1
     Steel Burrill Jones               2.0
     Benfield Greig                    2.0
     Nelson Hurst                      2.0

--------
(1) Based on premiums notified by each broker for the 1997 underwriting year.

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

 Casualty

  The underwriting policy for non-marine casualty business places emphasis upon well defined exposures, for example by profession and narrow geographic region, which permit detailed analysis leading to informed pricing decisions. Diversification of exposures is achieved by underwriting individual contracts in varying geographic regions. Additionally, the majority of non-marine casualty business is underwritten on a claims-made basis, under which the Company is liable only for those claims made during the contract period (and generally subject to a limited discovery period). This permits a more timely and accurate assessment of the Company's likely exposure to losses under each contract than is the case under loss occurrence contracts where the insurer is liable for losses occurring during or attributable to the contract period, no matter when reported.

 Marine

  Marine hull underwriting involves detailed analysis of the loss record of individual vessels as well as of the fleets of which they may form a part. Ownership and management are taken into account and data relating to the classification of the vessel is recorded and analyzed. Marine hull insurance is not catastrophe-exposed to the same extent as fixed, land-based structures, but accumulation potentials are monitored. Marine energy exposures for fixed platforms and land-based structures are maintained and controlled with the aid of computer-based analytical tools. Cargo and specie exposures are monitored against catastrophe scenarios. The Company's marine liability account is geographically diverse and does not have the catastrophe accumulation potential of some other marine classes.

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

       BREAKDOWN OF RESERVE BALANCE RELATING TO CONTINUING OPERATIONS BY
                     LINE OF BUSINESS AT DECEMBER 31, 1997

                            GROSS     REINSURANCE
                          RESERVES    RECOVERABLE  NET RESERVES
                        ------------- ------------ -------------
                         CASE   IBNR   CASE  IBNR   CASE   IBNR  TOTAL
                        ------ ------ ------ ----- ------ ------ ------
                                     (DOLLARS IN MILLIONS)
   Non-Marine Property  $125.2 $ 57.8 $ 19.3 $ 0.3 $105.9 $ 57.5 $163.4
   Non-Marine Casualty   238.5  300.0   43.5  11.6  195.0  288.4  483.4
   Marine and Aviation   287.2  130.7  155.2  16.8  132.0  113.9  245.9
   Unallocated LAE         2.6   15.7    0.0   0.0    2.6   15.7   18.3
                        ------ ------ ------ ----- ------ ------ ------
     Total              $653.5 $504.2 $218.0 $28.7 $435.5 $475.5 $911.0
                        ====== ====== ====== ===== ====== ====== ======

  The following table shows the development of net reserves for losses and LAE for the calendar years 1987 to 1997 for all lines of business, except the Company's aviation business in run-off. The first line of the table presents the net liabilities, including IBNR, as recorded in the Company's balance sheet in respect of the indicated year and all unpaid losses for prior years. The upper portion of the table shows the re-estimation of the liability at the end of each of the succeeding years. The conditions that have given rise to the deficiencies are referred to below and may not be indicative of future developments.

  The re-estimated liabilities are increased or decreased as more information becomes available about the severity and frequency of claims for individual years. An adjustment to the carrying value of unpaid claims for a prior year will also be reflected in the adjustments for subsequent years. For example, an adjustment in 1990 in respect of 1987 loss reserves will be reflected in the re-estimation of reserves for the years 1987 through 1989.

  A surplus (or deficiency) arises when the re-estimation of reserves at the end of the year is less (or greater) than its estimation at the preceding year-end, and would be reflected in the income statement of that year. The cumulative deficiency is the difference between the re-estimation of reserves as at the end of 1997 and the original estimation as shown on the top line of the table.

  The lower portion of the table shows the cumulative amounts paid as of the end of each successive year for such claims.

               ANALYSIS OF NET LOSS AND LAE RESERVE DEVELOPMENT
                             (DOLLARS IN MILLIONS)

                                                    YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------------------------------------------
                           1987     1988     1989     1990     1991     1992     1993     1994    1995    1996    1997
                          ------   ------   ------   ------   ------   ------   ------   ------  ------  ------  ------
Reserves for unpaid
 losses and LAE at
 December 31              $527.0   $585.6   $637.1   $693.9   $724.9   $784.5   $775.6   $847.3  $814.2  $824.0  $911.0
Reserves re-estimated(1)
 as of:
 One year later            530.6    607.4    655.0    719.3    761.0    806.9    802.5    850.1   811.6   813.6
 Two years later           537.6    622.7    671.1    736.5    773.7    821.5    810.5    850.1   798.3
 Three years later         545.6    628.2    691.2    743.8    780.5    829.0    810.7    832.9
 Four years later          551.8    640.3    681.2    738.1    792.4    829.8    800.7
 Five years later          555.4    626.6    663.6    755.5    793.5    816.5
 Six years later           547.9    607.5    674.1    756.5    776.6
 Seven years later         537.9    617.5    674.0    741.2
 Eight years later         547.0    617.5    667.2
 Nine years later          547.9    618.8
 Ten years later           548.3
Cumulative redundancy
 (deficiency)              (21.3)   (33.2)   (30.1)   (47.3)   (51.7)   (32.0)   (25.1)    14.4    15.9    10.4
 As a percentage of
  unpaid losses and LAE    (4.03)%  (5.67)%  (4.73)%  (6.82)%  (7.13)%  (4.08)%  (3.23)%   1.70%   1.95%   1.26%
Paid (cumulative) as of:
 One year later           $ 83.7   $ 91.4   $ 94.2   $115.3   $119.3   $143.8   $151.8   $168.8  $123.4  $145.7
 Two years later           133.5    158.9    174.6    201.3    228.2    268.3    259.0    253.6   227.6
 Three years later         155.0    200.4    190.1    274.3    316.1    350.8    311.8    327.8
 Four years later          192.8    222.7    242.2    341.0    379.9    383.8    368.8
 Five years later          207.5    276.3    293.0    395.8    402.5    426.8
 Six years later           233.6    312.6    330.2    407.8    438.3
 Seven years later         254.6    338.3    336.6    435.5
 Eight years later         278.6    354.1    353.5
 Nine years later          296.4    360.9
 Ten years later           317.0

--------
(1) "Reserves re-estimated" includes losses actually paid in current and prior years.

  The deterioration between 1987 and 1993 is primarily the result of LMX Spiral losses in the marine account.

  The following table represents an analysis of gross loss and LAE reserve development for the years indicated:

              ANALYSIS OF GROSS LOSS AND LAE RESERVE DEVELOPMENT

                                         YEAR ENDED DECEMBER 31,
                               --------------------------------------------------
                                 1993       1994       1995      1996      1997
                               --------   --------   --------  --------  --------
                                          (DOLLARS IN MILLIONS)
Gross reserves for unpaid
 losses and LAE                $1,238.8   $1,223.8   $1,168.7  $1,078.2  $1,157.7
Reinsurance recoveries on
 unpaid losses and LAE            463.2      376.5      354.5     254.1     246.7
Gross reserves re-estimated
 (1) as of:
  One year later                1,332.8    1,310.2    1,174.8   1,067.0
  Two years later               1,428.9    1,319.9    1,168.4
  Three years later             1,428.0    1,311.2
  Four years later              1,431.3
Reinsurance recoveries on
 unpaid losses and LAE
 re-estimated (2) as of:
  One year later                  530.3      460.1      363.2     253.4
  Two years later                 618.4      469.9      370.1
  Three years later               617.3      478.3
  Four years later                630.6
Gross cumulative redundancy
 (deficiency)                    (192.5)     (87.4)       0.3      11.2
  As expressed as a percentage
   of unpaid losses and LAE       (15.5)%     (7.1)%      0.0%      1.0%
Paid (cumulative) as of:
  One year later                  303.9      290.6      229.7     179.6
  Two years later                 517.9      479.8      364.4
  Three years later               679.3      576.4
  Four years later                752.5

--------
(1) "Gross reserves re-estimated" includes losses actually paid in current and prior years.

(2) "Reinsurance recoveries on unpaid losses and LAE re-estimated" includes reinsurance recoveries actually received in current and prior years.

  The following table represents a reconciliation of reserve balances for the years indicated.

                      RECONCILIATION OF RESERVE BALANCES

                                                 YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                  1997      1996      1995
                                                --------  --------  --------
                                                  (DOLLARS IN MILLIONS)
Reserves for unpaid losses and loss adjustment
 expenses, gross of reinsurances, at the
 beginning of the year                          $1,078.1  $1,168.7  $1,223.8
Less reinsurance recoverables                     (254.1)   (354.5)   (376.5)
                                                --------  --------  --------
Net balance at beginning of the year               824.0     814.2     847.3
                                                --------  --------  --------
Incurred related to:
  Current year                                     292.9     180.9     175.9
  Prior years                                      (10.4)     (2.6)      3.2
                                                --------  --------  --------
    Total incurred                                 282.5     178.3     179.1
                                                --------  --------  --------
Paid related to:
  Current year                                     (69.7)    (50.3)    (43.8)
  Prior years                                     (145.7)   (123.4)   (169.8)
                                                --------  --------  --------
    Total paid                                    (215.4)   (173.7)   (213.6)
Foreign exchange adjustment                        (11.0)      5.2       1.4
                                                --------  --------  --------
Net balance at end of year                         880.1     824.0     814.2
Net reserves from Corifrance acquisition            30.9       --        --
                                                --------  --------  --------
Net reserves at end of year                        911.0     824.0     814.2
Plus reinsurance recoverables:
  The Company                                      236.8     254.1     354.5
  Reinsurance recoverables related to net
   reserves from Corifrance acquisition              9.9       --        --
                                                --------  --------  --------
Reinsurance recoverable by the Company             246.7     254.1     354.5
Reserves for unpaid losses and loss adjustment
 expenses, gross of reinsurance at the end of
 the year                                       $1,157.7  $1,078.1  $1,168.7
                                                ========  ========  ========

  Incurred claims relating to prior years are offset by decreases to prior year net written and earned premiums less related acquisition costs of $4.8 million, $3.6 million and $6.4 million for 1997, 1996 and 1995 respectively. When these revisions to prior year written and earned premiums are taken into account, the Company experienced a net prior year improvement of $5.6 million in 1997 and deteriorations of $1.0 million and $9.6 million for 1996 and 1995, respectively.

  The Company believes that its reserves at December 31, 1997 are adequate. The establishment of reserves, however, is an inherently subjective process, and there can be no assurance that currently established reserves will prove adequate in light of actual experience. Accordingly, it would not be appropriate to extrapolate future deficiencies or redundancies based on the results set forth above.

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

  Marine Reserves. The impact of LMX Spiral losses dominates the process of establishing reserves on the marine account for underwriting years prior to 1992. A substantial proportion of the gross total claim amount for these years is composed of a small number of especially large losses which are heavily reinsured. Each of these losses is analysed separately within the overall methodology. As loss development has matured in the past few years, and as reinsurers have achieved a better understanding of reserving issues, the inherent uncertainty in estimating the ultimate position has been reduced considerably.

  In other areas of the marine account, and for recent underwriting years, traditional actuarial techniques are used for each class. These techniques include the establishment of initial loss ratio assumptions in respect of the most recent underwriting years. In addition, exceptional and unusual claims are analysed separately as part of the Company's reserving procedures.

  Asbestos-Related and Environmental Pollution Reserves. Prior to 1974, the Company had very little exposure to casualty business. Since the mid-1980s, the Company's casualty business has been increasingly written on a claims-made basis with the majority written on such a basis since 1986. From the Company's inception through 1997, payments made by the Company for asbestos-related and environmental pollution claims arising from business written by it totalled approximately $27.2 million.

  Included in the liability for loss reserves at December 31, 1997 are $89.1 million (net of recoverables from reinsurers) of loss reserves pertaining to asbestos-related and environmental pollution claims. Included in these reserves are reserves for IBNR and reserves for LAE, which include litigation expenses. The Company continues to be advised of claims asserting injuries from hazardous materials and alleged damages to cover various clean-up costs relating to policies written in prior years. Coverage and claim settlement issues, such as the determination that coverage exists and the definition of an occurrence, may cause the actual loss development to exhibit more variation than the remainder of the Company's book of business. Traditional reserving techniques cannot be used to estimate asbestos-related and environmental pollution claims, and accordingly, the uncertainty in respect of the ultimate cost of these types of claims is greater than the uncertainty relating to standard lines of business. The Company believes it has made reasonable provision for claims, although the ultimate liability may be more or less than held reserves. The Company believes that future losses associated with these claims will not have a material adverse effect on its financial position, although there is no assurance that such losses will not materially affect the Company's results of operations for any period.

  The following table presents selected data on asbestos-related and environmental pollution losses and LAE incurred and reserves outstanding, net of amounts recoverable from reinsurers.

       ASBESTOS-RELATED LOSSES AND LAE INCURRED AND RESERVES OUTSTANDING

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                           --------------------
                                                           1997  1996     1995
                                                           ----- -----    -----
                                                              (DOLLARS IN
                                                               MILLIONS)
Incurred losses (net of reinsurance)                       $ 1.6 $(3.4)   $ 5.7
Incurred LAE                                                 1.2   3.5      2.3
                                                           ----- -----    -----
Incurred losses and LAE (net of reinsurance)               $ 2.8 $ 0.1    $ 8.0
                                                           ===== =====    =====
Net paid losses and LAE (net of reinsurance)               $ 2.5 $ 1.7    $ 0.9
                                                           ===== =====    =====
Reclassification of reserves previously identified as non
 asbestos-related losses                                     --  $12.1(1)   --
Losses and LAE case reserves (net of reinsurance)          $28.3 $26.2    $20.3
Losses and LAE IBNR reserves (net of reinsurance)           30.5  32.2     27.6
                                                           ----- -----    -----
Total reserves (net of reinsurance)                        $58.8 $58.4    $47.9
                                                           ===== =====    =====

--------
(1) The reclassification of reserves previously identified as non asbestos-related losses relates to risks specific to one cedent. The reserves established in respect of these risks had previously been treated as non asbestos- related losses due to no information regarding the type of these losses being available.

   ENVIRONMENTAL POLLUTION LOSSES AND LAE INCURRED AND RESERVES OUTSTANDING

                                                      YEAR ENDED DECEMBER
                                                              31,
                                                      ----------------------
                                                       1997    1996    1995
                                                      ------  ------  ------
                                                          (DOLLARS IN
                                                           MILLIONS)
   Incurred losses (net of reinsurance)               $ (2.9) $ (1.4) $  1.2
   Incurred LAE                                          0.9    (0.1)    0.5
                                                      ------  ------  ------
   Incurred losses and LAE (net of reinsurance)       $ (2.0) $ (1.5) $  1.7
                                                      ------  ------  ------
   Net paid losses and LAE (net of reinsurance)       $  1.5  $  3.0  $  0.9
                                                      ======  ======  ======
   Losses and LAE case reserves (net of reinsurance)  $  9.5  $  9.9  $  9.8
   Losses and LAE IBNR reserves (net of reinsurance)    20.8    24.0    28.6
                                                      ------  ------  ------
   Total reserves (net of reinsurance)                $ 30.3  $ 33.9  $ 38.4
                                                      ------  ------  ------

  The reinsurance recoverables netted against the loss reserves for each of the years 1997, 1996 and 1995 are as follows:

                                                      YEAR ENDED DECEMBER
                                                              31,
                                                      ----------------------
                                                       1997    1996    1995
                                                      ------  ------  ------
                                                          (DOLLARS IN
                                                           MILLIONS)
   Reserves (gross of reinsurance)                    $111.8  $111.9  $100.0
   Reinsurance recoverables                             22.7    19.6    13.7
                                                      ------  ------  ------
   Reserves (net of reinsurance)                      $ 89.1  $ 92.3  $ 86.3
                                                      ======  ======  ======

  The litigation expenses included in the loss reserves for each of the years
1997, 1996 and 1995 are as follows:

                                                      YEAR ENDED DECEMBER
                                                              31,
                                                      ----------------------
                                                       1997    1996    1995
                                                      ------  ------  ------
                                                          (DOLLARS IN
                                                           MILLIONS)
   Total reserves                                     $ 89.1  $ 92.3  $ 86.3
   Litigation expenses included                         24.1    24.8    23.3

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

  The Company purchases reinsurance primarily to manage exposures in its insurance and reinsurance business. Reinsurance serves to reduce where necessary the exposure to any one policy or physical risk, or to a catastrophic accumulation of loss in one event, to a level judged to be commensurate with the Company's financial resources, and to allow for large or "shock" losses to be managed over time. Reinsurance is not used as a device to pass on business that is unsatisfactorily rated, or to "arbitrage" an original underwriting judgment. Each decision by the Company to purchase reinsurance coverage, and the amounts, types and attachment points of coverage purchased, is the result of careful evaluation by the Company of the costs and benefits involved in light of the size of the Company's aggregate exposures and the business outlook in the applicable line, among other factors.

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

  Additionally, the reinsurance component of the Company's total gross exposure is regularly reviewed for issues relating to collectability, including solvency and credit disputes. As needed, the Company establishes a bad debt reserve for reinsurance recoverables that are in doubt. At December 31, 1997, this reserve stood at $28.9 million or 9.2% of total reinsurance recoverables.

  The Company's recoverables from its reinsurers are composed of (i) amounts recoverable in respect of paid and outstanding claims and (ii) amounts recoverable related to IBNR. The following table sets forth net reinsurance recoverables from continuing operations from December 31, 1995 to December 31, 1997.

                   AGGREGATE OF NET REINSURANCE RECOVERABLES

                           AT                    AT                    AT
                      DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
                          1997     MOVEMENT     1996     MOVEMENT     1995
                      ------------ -------- ------------ -------- ------------
                                       (DOLLARS IN MILLIONS)
Paid claims              $ 48.9     $ (6.4)    $ 55.3     $  6.9     $ 48.4
Notified outstanding
 claims                   227.1       17.2      209.9      (31.3)     241.2
IBNR                       39.0      (22.8)      61.8      (71.5)     133.3
Bad Debt provision        (28.9)       0.2      (29.1)       1.1      (30.2)
                         ------     ------     ------     ------     ------
  Total                  $286.1     $(11.8)    $297.9     $(94.8)    $392.7
                         ======     ======     ======     ======     ======

  The following table sets forth the Company's net reinsurance recoverables on its continuing operations (excluding marine LMX) and on its marine LMX business, which is no longer written. For marine LMX business, reinsurance recoverables have decreased by 7.6%, to $152.3 million in 1997 from $164.9 million in 1996, and by 24.0%, to $164.9 million in 1996 from $217.1 million in 1995.

                   ANALYSIS OF NET REINSURANCE RECOVERABLES

                            AT DECEMBER 31,
                          --------------------
                           1997   1996   1995
                          ------ ------ ------
                              (DOLLARS IN
                               MILLIONS)
Reinsurance recoverable:
  Continuing operations   $133.8 $133.0 $175.6
  Marine LMX business      152.3  164.9  217.1
                          ------ ------ ------
    Total                 $286.1 $297.9 $392.7
                          ====== ====== ======

  At December 31, 1997, syndicates at Lloyd's were the Company's principal reinsurers, with reinsurance recoverables on notified outstanding claims and IBNR from continuing business of approximately $87.6 million.

                     TEN LARGEST PROVIDERS OF REINSURANCE
                        FOR THE 1997 UNDERWRITING YEAR

                                                     A.M. BEST PREMIUM
                      REINSURER                      RATING(1) CEDED(2)
                      ---------                      --------- --------
   Lloyd's Syndicates                                    A       15.1%
   Continental Re                                        A-       8.1
   Swiss Re/European General Reinsurance Co.             A+       4.9
   ERC Frankona Ruckverscherungs--AG                     A        4.0
   PX Re (ex Pheonix Re)                                 A        3.9
   Zurich Insurance/Centre Re International--Dublin
    (Bermuda)                                            A+       3.2
   Hanover Ruckverscherungs--AG                          A+       3.1
   Underwriters Reinsurance Co. (Barbados)               A+       2.7
   Copenhagen Re (Denmark)                               A        2.7
   London & Edinburgh Gen. Ins. Co. Ltd.                (3)       2.7

--------
(1) A rating from A.M. Best reflects the opinion of A.M. Best as to an insurer's financial strength, operating performance and ability to meet its obligations to policyholders.

(2) Premium ceded for the 1997 underwriting year.

(3) London & Edinburgh Gen. Ins. Co. Ltd. is rated "A" by S&P.

INVESTMENT PORTFOLIO

  The Company's investment objectives are to optimize current income and total return on its investments consistent with high quality, safety, diversification and tax and regulatory considerations and to maintain sufficient liquidity to enable it to meet its obligations on a timely basis.

  An in-house team of seven people, headed by the Director of Investments and the Director of Fixed Interest Investment, is responsible for Terra Nova's investment management. The Vice President--Administration of Terra Nova (Bermuda) is responsible for the investment management of Terra Nova (Bermuda).

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

  The Company's policy is to match the duration of its assets with its insurance liabilities and to manage the foreign currency exposure by matching technical liabilities against assets of the same currency as far as is considered practical. Approximately 78% of the investment portfolio of the Company is maintained in U.S. dollars.

  The following table shows a breakdown of the Company's investment portfolio by type of security:

                         BREAKDOWN BY TYPE OF SECURITY
                             (DOLLARS IN MILLIONS)

                                             AT DECEMBER 31,
                               ----------------------------------------------
                                    1997            1996            1995
                               --------------  --------------  --------------
                               CARRYING % OF   CARRYING % OF   CARRYING % OF
                                AMOUNT  TOTAL   AMOUNT  TOTAL   AMOUNT  TOTAL
                               -------- -----  -------- -----  -------- -----
Fixed maturities:
  U.S. Government and agencies $  312.7  21.2% $  421.7  32.6% $  389.2  33.3%
  Foreign governments and
   supranationals                 592.1  40.1     508.0  39.4     453.4  38.8
  Foreign regional government      41.4   2.8      20.3   1.6      20.5   1.7
  Corporate                       239.7  16.2      89.9   7.0      69.8   6.0
  Asset backed securities (1)      64.4   4.4      65.4   5.1      55.8   4.8
  Mortgage backed securities
   (2)                             11.2   0.8      14.2   1.1      10.2   0.9
                               -------- -----  -------- -----  -------- -----
  Total fixed maturities        1,261.5  85.5   1,119.5  86.8     998.9  85.5
                               -------- -----  -------- -----  -------- -----
Common stocks                     104.2   7.1     120.4   9.3      80.4   6.9
Cash and cash equivalents         109.9   7.4      50.6   3.9      88.7   7.6
                               -------- -----  -------- -----  -------- -----
  Total fixed maturities,
   common stocks and cash      $1,475.6 100.0% $1,290.5 100.0% $1,168.0 100.0%
                               ======== =====  ======== =====  ======== =====

--------
(1) As at December 31, 1997, 100% of the asset backed securities were rated "AAA" by S&P or Moody's.

(2) As at December 31, 1997, 100% of the mortgage backed securities are issued or guaranteed by U.S. or Canadian federal agencies or government sponsored enterprises.

  The following tables breakdown the Company's portfolio of fixed maturity securities by credit quality and maturity:

           BREAKDOWN OF FIXED MATURITY SECURITIES BY CREDIT QUALITY
                             (DOLLARS IN MILLIONS)

                                            AT DECEMBER 31,
                              ----------------------------------------------
                                   1997            1996            1995
                              --------------  --------------  --------------
     TYPE OF RATING OF        CARRYING % OF   CARRYING % OF   CARRYING % OF
      INVESTMENTS (1)          AMOUNT  TOTAL   AMOUNT  TOTAL   AMOUNT  TOTAL
     -----------------        -------- -----  -------- -----  -------- -----
U.S. Government and agencies  $  312.7  24.8% $  421.7  37.7%  $389.2   39.0%
U.K. Government and agencies      90.3   7.2      39.3   3.5     55.8    5.6
AAA                              475.9  37.7     417.2  37.3    264.8   26.5
AA                               206.7  16.4     166.2  14.8    188.6   18.9
A                                 93.4   7.4      27.8   2.5     40.3    4.0
                              -------- -----  -------- -----   ------  -----
  Total A or higher            1,179.0  93.5   1,072.2  95.8    938.7   94.0
BBB                               45.8   3.6       --    --       --     --
Not rated (2)                     36.7   2.9      47.3   4.2     60.2    6.0
                              -------- -----  -------- -----   ------  -----
  Total                       $1,261.5 100.0% $1,119.5 100.0%  $998.9  100.0%
                              ======== =====  ======== =====   ======  =====

--------
(1) The ratings set forth above are assigned to the securities by S&P, except for securities which have not been assigned a rating by S&P, in which case the ratings assigned by Moody's were used.

(2) All of the securities not rated at December 31, 1997 by S&P or Moody's are issued by state or provincial governments located in countries other than the U.S. or the U.K., and are believed by management to be at least the equivalent in quality of "AA" rated investments.

                             BREAKDOWN BY MATURITY
                             (DOLLARS IN MILLIONS)

                                           AT DECEMBER 31,
                             ----------------------------------------------
                                  1997            1996            1995
                             --------------  --------------  --------------
                             CARRYING % OF   CARRYING % OF   CARRYING % OF
         MATURITY             AMOUNT  TOTAL   AMOUNT  TOTAL   AMOUNT  TOTAL
         --------            -------- -----  -------- -----  -------- -----
1 year or less               $   53.1   4.2% $   75.4   6.7%  $ 84.1    8.4%
Over 1 year up to 5 years       493.8  39.2     533.7  47.7    450.7   45.1
Over 5 years up to 10 years     646.4  51.2     457.4  40.9    410.4   41.1
Over 10 years                    68.2   5.4      53.0   4.7     53.7    5.4
                             -------- -----  -------- -----   ------  -----
  Total                      $1,261.5 100.0% $1,119.5 100.0%  $998.9  100.0%
                             ======== =====  ======== =====   ======  =====
Weighted average life(1)       6.6 years       5.8 years       5.9 years

--------
(1) Weighted average life is calculated by reference to contractual maturities.

  The following table breaks down the Company's portfolio by currency:

                             BREAKDOWN BY CURRENCY
                             (DOLLARS IN MILLIONS)

                               AT DECEMBER 31,
                 ----------------------------------------------
                      1997            1996            1995
                 --------------  --------------  --------------
                 CARRYING % OF   CARRYING % OF   CARRYING % OF
                  AMOUNT  TOTAL   AMOUNT  TOTAL   AMOUNT  TOTAL
                 -------- -----  -------- -----  -------- -----
U.S. Dollar      $1,154.7  78.3% $1,069.0  82.8% $  951.1  81.4%
British Pound       195.4  13.2     113.6   8.8     114.6   9.8
Canadian Dollar      41.8   2.8      47.9   3.7      39.7   3.4
German Mark           8.4   0.6      14.6   1.1      17.3   1.5
Other                75.3   5.1      45.4   3.6      45.3   3.9
                 -------- -----  -------- -----  -------- -----
  Total          $1,475.6 100.0% $1,290.5 100.0% $1,168.0 100.0%
                 ======== =====  ======== =====  ======== =====

  At December 31, 1997, 70% of the investments of the Company supported the Company's loss reserves and 30% supported the Company's capital. As of such date, 52% of the investments of the Company were investments of Terra Nova.

  The following table shows in summary form recent investment portfolio results.

                       SUMMARY OF INVESTMENT STATISTICS
                             (DOLLARS IN MILLIONS)

                                   YEAR ENDED DECEMBER 31,
                                  ----------------------------
                                    1997      1996      1995
                                  --------  --------  --------
     Average invested assets (1)  $1,383.0  $1,245.6  $1,113.2
     Net investment income (2)        85.1      78.1      74.5
     Net effective yield (3)           6.2%      6.3%      6.7%
     Realized investment gains    $   15.3  $   11.8  $    9.4
     Total effective return (4)        7.3%      7.2%      7.5%

--------
(1) Average of beginning and ending amounts of cash and investments for the period at carrying value. The average invested assets have been adjusted to exclude the effects of the Offering in 1996.

(2) Investment income after investment expenses, excluding realized investment gains.

(3) Net investment income for the period divided by average invested assets for the same period, expressed on an annualized basis.

(4) Includes realized investment gains.

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

RATINGS

  The Company at March 16, 1998 carried A, A- and A+ claims paying ability rating by S&P, A.M. Best and Duff & Phelps, respectively. S&P and Duff & Phelps ratings range from a high "AAA" to a low "CCC", while A.M. Best ratings range from a high "A++" to a low "C-". At March 16, 1998 the rating of the Company's long term senior debt was BBB-, Baa3 and BBB at S&P, Moody's and Duff & Phelps, respectively.

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

  The following table shows the development of net reserves for losses and LAE for the calendar years 1987 to 1997 for the aviation business in run-off:

           ANALYSIS OF AVIATION NET LOSS AND LAE RESERVE DEVELOPMENT
                             (DOLLARS IN MILLIONS)

                                                   YEAR ENDED DECEMBER 31,
                          --------------------------------------------------------------------------------------------
                          1987    1988     1989      1990     1991      1992     1993    1994    1995    1996    1997
                          -----  ------   -------   ------   -------   ------   ------   -----   -----   -----   -----
Reserves for unpaid
 losses and LAE           $29.9  $ 36.1    $ 31.7   $ 47.5    $ 60.9   $ 97.9   $ 82.3   $90.6   $79.4   $48.6   $32.9
Reserves re-estimated(1)
 as of:
 One year later            30.9    33.5      35.0     36.6     108.2     98.1     90.6    95.1    80.2    48.7
 Two years later           29.5    34.4      22.8     71.3     108.6    106.4     95.2    95.9    80.2
 Three years later         29.1    23.9      69.5     67.7     117.1    111.0     95.9    95.8
 Four years later          23.1    28.1      70.4     77.0     122.1    111.7     95.8
 Five years later          23.8    26.3      78.8     86.6     122.9    111.6
 Six years later           23.3    35.2      71.3     86.6     123.7
 Seven years later         22.2    48.5      70.6     86.9
 Eight years later         24.4    46.8      70.6
 Nine years later          24.5    46.7
 Ten years later           24.3
Cumulative redundancy
 (deficiency)               5.6   (10.6)    (38.9)   (39.4)    (62.8)   (13.7)   (13.5)   (5.2)   (0.8)   (0.1)
 As a percentage of
  unpaid losses and LAE   18.70% (29.36)% (122.40)% (82.95)% (103.12)% (13.99)% (16.40)% (5.74)% (0.88)% (0.21)%
Paid (cumulative) as of:
 One year later           $ 2.9  $  0.8   $  (6.9)  $(22.1)   $ 18.6   $ 13.0   $ (1.0)  $15.0   $32.0   $14.6
 Two years later            8.2     1.9     (16.8)    (6.8)     20.9     11.9     13.8    47.1    46.4
 Three years later          8.4    (2.6)    (11.2)     9.6      19.4     26.0     45.6    61.6
 Four years later           8.4    (4.8)      4.1      8.2      35.2     57.9     60.0
 Five years later           9.2    (9.6)      2.5     24.5      68.2     72.4
 Six years later            9.3   (16.3)     17.1     57.4      83.1
 Seven years later          9.2    (0.7)     48.1     72.3
 Eight years later         11.3    10.5      68.6
 Nine years later          12.1    30.5
 Ten years later           12.5

--------
(1) "Reserves re-estimated" includes losses actually paid in current and prior years.

  The following table represents an analysis of gross loss and LAE reserve development for the years indicated for the aviation business in run-off:

              ANALYSIS OF GROSS LOSS AND LAE RESERVE DEVELOPMENT

                                               YEAR ENDED DECEMBER 31,
                                          ---------------------------------------
                                           1993    1994    1995     1996    1997
                                          ------  ------  ------   ------   -----
                                                (DOLLARS IN MILLIONS)
Gross reserves for unpaid losses and LAE  $315.1  $318.7  $164.9   $139.7   $75.8
Reinsurance recoveries on unpaid losses
 and LAE                                   232.8   228.1    85.5     91.1    42.8
Gross reserves re-estimated (1) as of:
  One year later                           373.6   214.0   170.1    140.6
  Two years later                          268.9   218.8   170.8
  Three years later                        273.7   219.5
  Four years later                         274.3
Reinsurance recoveries on unpaid losses
 and LAE re-estimated (2) as of:
  One year later                           283.0   118.9    89.9     91.9
  Two years later                          173.7   122.9    90.6
  Three years later                        177.8   123.7
  Four years later                         178.5
Gross cumulative redundancy (deficiency)    40.8    99.2    (5.9)    (0.9)
  As expressed as a percentage of unpaid
   losses and LAE                          12.94%  31.12%  (3.58)%  (0.64)%
Paid (cumulative) as of:
  One year later                            38.5    49.2    33.2     64.1
  Two years later                          104.0    83.3    96.3
  Three years later                        119.7   146.4
  Four years later                         182.2

--------
(1) "Gross reserves re-estimated" includes losses actually paid in current and prior years.

(2) "Reinsurance recoveries on unpaid losses and LAE re-estimated" includes reinsurance recoveries actually received in current and prior years.

  The following table represents a reconciliation of reserve balances for the years indicated:

                  RECONCILIATION OF AVIATION RESERVE BALANCES

                                                      YEAR ENDED DECEMBER
                                                              31,
                                                      ----------------------
                                                       1997    1996    1995
                                                      ------  ------  ------
                                                          (DOLLARS IN
                                                           MILLIONS)
   Reserves for unpaid losses and loss adjustment
    expenses, gross of reinsurance, at the beginning
    of the year                                       $139.7  $164.9  $318.7
   Less reinsurance recoverables                        91.1    85.5   228.1
                                                      ------  ------  ------
   Net balance at beginning of the year                 48.6    79.4    90.6
                                                      ------  ------  ------
   Incurred related to:
     Prior years                                         --      0.8     4.6
                                                      ------  ------  ------
   Total incurred                                        --      0.8     4.6
                                                      ------  ------  ------
   Paid related to:
     Prior years                                       (14.5)  (32.0)  (15.0)
                                                      ------  ------  ------
   Total paid                                          (14.5)  (32.0)  (15.0)
   Foreign exchange adjustment                          (1.1)    0.4    (0.8)
                                                      ------  ------  ------
   Net reserves at end of year                          33.0    48.6    79.4
   Reinsurance recoverables by the Company              42.8    91.1    85.5
                                                      ------  ------  ------
   Reserves for unpaid losses and loss adjustment
    expenses, gross of reinsurance at the end of the
    year                                              $ 75.8  $139.7  $164.9
                                                      ======  ======  ======

                         ANALYSIS OF AVIATION RUN-OFF

                                    AT DECEMBER
                                        31,
                                    ------------
                                    1997   1996
                                    ----- ------
                                    (DOLLARS IN
                                     MILLIONS)
   Gross reserves:
     Claims outstanding             $45.6 $ 57.1
     IBNR                            30.2   82.6
                                    ----- ------
       Total                        $75.8 $139.7
                                    ===== ======
   Reinsurance recoverables as to:
     Claims outstanding             $41.1 $ 59.8
     IBNR                             1.7   31.3
                                    ----- ------
       Total                        $42.8 $ 91.1
                                    ===== ======
   Net Reserves:
     Claims outstanding             $ 4.5 $ (2.7)
     IBNR                            28.5   51.3
                                    ----- ------
       Total                        $33.0 $ 48.6
                                    ===== ======

EMPLOYEES

  At December 31, 1997, Terra Nova and Terra Nova (Bermuda) had 206 employees, none of which was represented by a labor union. The Company believes that its relationship with its employees is excellent. At the same date, Corifrance had 33 employees. Octavian has 344 employees, and is reimbursed by the Octavian Syndicates for costs relating to most of these employees.

REGULATION OF THE COMPANY

 UNITED KINGDOM

  Authorization to Transact Business. Subject to certain exceptions, particularly in relation to EC companies, no person may carry on insurance business in the U.K. unless authorized by the H.M. Treasury ("Treasury") to do so. Previously supervision of insurance companies was undertaken by the D.T.I., whose responsibilities have now been assumed by the Treasury, Insurance Directorate. Insurance companies authorized to carry on insurance business by the Treasury in the U.K. are required to file with the Treasury independently audited financial statements (the "Treasury Returns") within six months of the period to which such figures relate. A company which carries on long-term business is also required to arrange an actuarial appraisal of such business and to submit an abstract of the actuarial report to the Treasury within six months of the period to which such figures relate. In addition, companies incorporated in the U.K. must comply with certain provisions of the Companies Act 1985 (the "Companies Act") requiring them to file and provide their shareholders with audited financial statements and related reports by their directors. Under the Companies Act, a company is required to produce an annual financial statement reported on by an independent auditor and signed by at least one director.

  The Treasury Returns. The contents of the Treasury Returns include: (i) a balance sheet and profit and loss account; (ii) general business revenue accounts and additional information regarding premiums, claims and risk exposure; and (iii) directors' and auditors' certificates. The required contents of such returns depend on the category of the company and the business conducted. The Treasury Returns must also provide additional information relating to the reinsurance of business written, including details regarding: (i) the amount of business reinsured; (ii) the names of the major reinsurers; (iii) the relationship between Terra Nova and any major reinsurer; and (iv) the types of reinsurance cover purchased by Terra Nova.

  Minimum Solvency Margins. Companies authorized to transact non-life insurance business in the U.K. are required to maintain a minimum solvency margin; that is, their assets must exceed their liabilities by a minimum specified amount, subject in each case to a minimum amount (the "minimum guarantee fund"). Each non-life insurance company must calculate margins under both a premium basis method and a claims basis method. There are regulations in accordance with which assets and liabilities are valued. The higher (i.e., the more conservative) of the two results is the required solvency margin. In calculating the solvency margin under each method, the level of gross claims before reinsurance is used, and a subsequent credit is applied for reinsurance recoverables (subject in each case to a maximum credit of 50%). Additional solvency margins apply to companies also transacting life business. In practice the Treasury like to see a solvency margin of at least twice the statutory solvency margin. At December 31, 1997, Terra Nova's estimated minimum solvency margin was $30.1 million and the excess of its solvency margin over its minimum solvency margin was $171.5 million.

  Dividends. The ability of Terra Nova to declare and pay dividends is limited by a Notice of Requirements issued by the DTI (now the Treasury) on May 22, 1995 (the "Notice"). The Notice provides that Terra Nova must give 14 days' advance notice to the Treasury of its intention to declare and pay a dividend. The Treasury may direct that no such declaration or payment be made. In reviewing dividend proposals, the Treasury considers the adequacy of Terra Nova's solvency margin, its recent operating performance and other factors deemed appropriate by the Treasury. In addition, Terra Nova must comply with the Companies Act, which provides that dividends may only be paid out of distributable profits (i.e., its accumulated realized profits (so far as not previously used by distribution or capitalization) less its accumulated realized losses (so far as not previously written off in a reduction or reorganization of capital)). At December 31, 1997, Terra Nova's solvency margin was $201.6 million in excess of its estimated minimum solvency margin, and its distributable profits under U.K. GAAP were $100.2 million.

  Supervision of Management and Control. No U.K. insurance company may appoint any person as managing director or chief executive officer without the Treasury's prior approval and no person may otherwise become a "controller" of an insurance company without such approval. For these purposes, "controller" of an insurance company means (in addition to a managing director or chief executive officer of the insurance company):

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

  For the purposes of paragraphs (i) and (iv), "subsidiary" means "subsidiary undertaking" as defined by Section 736 of the Companies Act 1985.

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

  In the case of the appointment of a managing director or a chief executive, the obligation is on the Company to notify the Treasury. In each of the other cases, the obligation is on the controller itself to notify the Treasury. The Treasury is deemed to have approved the appointment or change of controller, or the acquisition or increase in the level of a notifiable holding, if it receives the prescribed notice and does not object within three months (or extend such three-month period) to such appointment, change of control or acquisition on the grounds that the person in question is either not a fit and proper person or that if the person were to be appointed or become such a controller or acquire a, or increase its, notifiable holding, the criteria of sound and prudent management would not or might not continue to be fulfilled in respect of the insurance company.

  An insurance company is also required to notify the Treasury of the identity and business history of its directors and senior managers and any changes with respect to such directors and managers.

  The business of an insurer is required by statute to be carried out with integrity, due care and the professional skills appropriate to the nature and scale of its activities. It must be directed and managed by a sufficient number of persons who are fit and proper persons to hold their positions and its business must be conducted in a sound and prudent manner.

  Upon a change of control (as defined by U.K. statute for these purposes), the Treasury has the power to serve a Notice of Requirements on an insurance company. Such a notice was served on Terra Nova as a result of the Terra Nova Acquisition.

  In addition to the requirement regarding prior notification of intended dividends, the Notice requires Terra Nova to, among other things:

    (a) notify the Treasury in respect of certain transactions with connected persons; and

    (b) restrict the range of permitted investment of assets to the extent of the value of the liabilities of Terra Nova.

  Management does not believe that compliance with the Notice has a material effect on Terra Nova's business.

  The Treasury has further powers of intervention in the event that the criteria of sound and prudent management are not fulfilled. These powers are in addition to the Treasury's general power under Section 45 of the Insurance Companies Act 1982 to impose individual requirements on companies for the protection of policyholders.

  Lloyd's. Lloyd's is subject to a degree of overall regulation by the Treasury to which it must supply a return each year demonstrating the solvency of its members, both globally and on an individual basis. Lloyd's is, however, primarily self-governing, through the Council and its Market Board and Regulatory Board, to which the Council has delegated the majority of its functions, although it is proposed that this will change in the near future and that Lloyd's will be regulated by the new Finance Services Authority.

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

  (a) it is:

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

  Both Terra Nova Capital and Octavian are subject to regulation and supervision by Lloyd's. Lloyd's prescribes, in respect of each business, certain minimum standards relating to the management and control, solvency and various other requirements. Lloyd's operates under a self-regulatory regime and has the power to change the rules which govern the operation of the Lloyd's market. Lloyd's has wide discretion in the application and interpretation of the rules, which would, for example, permit Lloyd's to rescind the membership of a member (such as Terra Nova Capital or Octavian) if Lloyd's believes the member not to be "fit and proper." In addition Lloyd's imposes similar restrictions against persons becoming controllers and major shareholders of corporate members and managing agents without their consent first having been obtained. The tests are similar to those set out in respect of the Treasury above.

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

  Pursuant to the Bermuda Act, Terra Nova (Bermuda) is registered as a Class 4 insurer and, as such, is: (i) required to maintain a minimum statutory capital and surplus equal to the greatest of (a) $100 million, (b) 50% of its net premiums written (with a maximum credit of 25% for reinsurance ceded) or (c) 15% of its loss and other insurance reserves; (ii) required to file annually, within four months following the end of the relevant financial year, with the Registrar, a statutory financial return together with a copy of its annual statutory financial statements, an opinion of a loss reserve specialist in respect of its loss and loss expense provisions and a schedule of reinsurance ceded; (iii) prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Terra Nova (Bermuda) will be prohibited, without the approval of the Minister, from declaring or paying any dividends during the next financial year); (iv) prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous statutory balance sheet) unless it files with the Registrar an affidavit stating that it will continue to meet the required margins; (v) prohibited, without the approval of the Minister, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements and any application for such approval must include an affidavit stating that it will continue to meet required margins; and (vi) required, at anytime it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the Minister a written report containing certain information.

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

  If it appears to the Minister that there is a risk of the insurer becoming insolvent, or that it is in breach of the Bermuda Act or any conditions imposed on its registration the Minister may, among other things, direct the insurer not to take on any new insurance business; not to vary any insurance contract if the effect would be to increase the insurer's liabilities; not to make certain investments; to realize certain investments; to maintain, or transfer to the custody of a specified bank, certain assets; not to declare or pay any dividends or other distributions or to restrict the making of such payments; and/or to limit its premium income.

  An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Bermuda Act, the principal office of Terra Nova (Bermuda) is Richmond House, 12 Par-la-Ville Road, Hamilton HM 08, Bermuda, and Mr. William O. Bailey is the principal representative of Terra Nova (Bermuda). Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an "event" has occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to him. Examples of such an "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister relating to a solvency margin or a liquidity or other ratio.

 UNITED STATES

  Excess and Surplus Lines Insurance. Terra Nova is an approved or eligible excess and surplus lines insurer in 47 states, as well as in the District of Columbia and the U.S. Virgin Islands. In order to maintain such approvals and eligibilities, Terra Nova agreed to establish a U.S. trust fund, having a value of at least $18.0 million for the benefit of U.S. surplus lines policyholders. At December 31, 1997, the trust fund was valued at $19.0 million. Terra Nova's U.S. surplus lines trust fund exceeds California's requirement of $5.4 million which, as of March 1, 1998, was the highest minimum trust fund amount in any U.S. jurisdiction. Terra Nova also complies with minimum capital and surplus requirements in the United States. As of March 1, 1998, the highest such requirement was $15.0 million. Terra Nova also files annually with the International Insurers Department (the "IID") of the NAIC and with regulatory authorities in many of the U.S. jurisdictions in which Terra Nova is an approved or eligible surplus lines insurer, its annual financial statements, actuarial certifications as to the adequacy of its loss reserves, descriptions of its outward reinsurance programs (including premiums, recoveries and recoverables thereunder), and directors' and officers' biographical affidavits and related information.

  Model Nonadmitted Insurance Act. At its December 1996 meeting, the NAIC adopted amendments to the Nonadmitted Insurance Model Act (the "Model Act"). As individual U.S. jurisdictions adopt the Model Act Terra Nova's continued surplus lines eligibility or approval will hinge upon maintenance of a U.S. surplus lines trust fund in an amount equal to the greater of (a) $5.4 million or (b) 30% of U.S. surplus lines gross liabilities (excluding aviation wet marine and transportation insurance), subject to a cap of $60.0 million. The Model Act provides a two-year phase-in for the new trust fund requirement. Only Louisiana has adopted the Model Act's new trust fund standards. The Company is not aware that any other state legislatures are considering Model Act legislation. The Company also believes that the implementation of the Model Act, whether by statute or regulation, will not have a material adverse impact upon Terra Nova's business or financial position. Maintenance of a U.S. surplus lines trust fund that exceeds the current level could provide competitive advantages for Terra Nova vis-a-vis other non-U.S. surplus lines insurers that maintain lower trust funds and U.S. domestic surplus lines insurers that do not maintain such trust funds.

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

cedents and permitting such cedents to deduct ceded liabilities when preparing statutory financial statements. Terra Nova has established such a U.S. reinsurance trust fund. As of March 1, 1998, Terra Nova had received trusteed reinsurer approval from the departments of insurance of 39 states and had applications for trusteed reinsurer status pending in 6 additional states.

  Terra Nova provides U.S. cedents that are not domiciled in one of the states in which it is approved as a trusteed reinsurer with letters of credit to secure ceded liabilities. Such cedents are thus permitted to deduct such liabilities when preparing statutory financial statements.

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

  The Company and its Bermuda subsidiaries are required to pay certain annual Bermuda government fees. In addition, Terra Nova (Bermuda) is required to pay certain business fees as an insurer under the Bermuda Act. As of March 16, 1998, there would be no Bermuda withholding tax on dividends paid by Terra Nova (Bermuda) to the Company.

UNITED KINGDOM

  UK Holdings and its U.K. resident subsidiaries are chargeable to U.K. corporation tax on their worldwide profits, currently at the rate of 31%. Provided UK Holdings and its U.K. resident subsidiaries are members of the same group for purposes of the U.K. group relief provisions, losses of one member will be available for surrender to the other members on a current year basis, subject to satisfying the detailed conditions of the relevant legislation.

  For the purpose of calculating U.K. corporation tax, all transactions between Terra Nova, UK Holdings, the Company and Terra Nova (Bermuda) must be deemed made on an arm's length basis.

  No U.K. withholding tax will be imposed on dividends paid to the Company by U.K. Holdings and the Company will have no U.K. tax liability in respect of such dividends. On paying a dividend to the Company, however, UK Holdings will be required to account to the U.K. Inland Revenue for Advance Corporation Tax ("ACT"). The rate of ACT is currently set at 25% of the dividend. ACT may in certain circumstances be offset by the paying company (or other members of the U.K. group) against its (or their) U.K. corporation tax liability and may in certain circumstances give rise to a repayment of corporation tax paid in respect of prior years. The Company will not be entitled to any U.K. tax credit corresponding to the ACT in respect of any dividends paid to it by UK Holdings.

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

  The United States has entered into tax treaties with Bermuda (the "Bermuda Treaty") and the U.K. (the "U.K. Treaty"). Pursuant to the U.K. Treaty, business profits earned by residents of the U.K. may be taxed in the United States only if such profits are attributable to the conduct of a trade or business in the United States through a permanent establishment situated therein. The U.K. Treaty also prevents the imposition of the branch profits tax on qualified treaty residents of the U.K.. The Bermuda Treaty provides that business profits derived from carrying on the business of insurance by a Bermuda company that is an "enterprise of insurance" may only be taxed in the United States if such profits are attributable to the conduct of a trade or business in the United States through a permanent establishment situated therein. However, a Bermuda company is entitled to the Bermuda Treaty benefits described above only if (i) more than 50% of its shares are beneficially owned, directly or indirectly, by individuals who are U.S. citizens or residents or Bermuda residents and (ii) the company's income is not used in substantial part, to make disproportionate distributions to, or to meet certain liabilities to, persons who are not U.S. citizens or residents or Bermuda residents. The Bermuda Treaty does not preclude the imposition of the U.S. branch profits tax.

  The Company believes that the Company and its subsidiaries have been operated and in the future, will continue to be operated, in a manner that will not cause any of them to be treated as being engaged in a U.S. trade or business. However, because the Internal Revenue Code of 1986, as amended (the "Code"), the Treasury Regulations and court decisions do not identify definitively activities that constitute being engaged in a U.S. trade or business, and because of the factual nature of the determination, there can be no assurance that the Internal Revenue Service (the "Service") will not contend that the Company or one of its subsidiaries is engaged in a U.S. trade or business. If the Company or any of its subsidiaries were considered to be engaged in a U.S. trade or business, that entity would be subject to U.S. federal income tax on income effectively connected with that trade or business, and would be subject to the branch profits tax as well, unless it was entitled to relief under the U.K. Treaty or the Bermuda Treaty.

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

ITEM 2--PROPERTIES

  The principal offices of the Company are leased by the Company in Hamilton, Bermuda. Terra Nova's London executive offices are leased by Terra Nova and its underwriting and claims staff is located in space leased by Terra Nova in the London Underwriting Centre and in the Institute of London Underwriters' building. Octavian leases offices in London, Poole, Leeds and Chelmsford and also leases space in the Lloyd's building. Corifrance leases offices in Paris, France. Additionally, Terra Nova leases offices in Brussels and Toronto. Management believes that its office space is adequate for the Company's current needs.

ITEM 3--LEGAL PROCEEDINGS

  The Company, like the insurance industry in general, is subject to litigation in the normal course of its business. Management does not believe that any pending or threatened litigation or dispute will have a material adverse effect on its financial position, although there can be no assurance that losses resulting from any pending or threatened litigation or dispute will not materially affect the Company's result of operations for any period.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Matters submitted to a vote of security holders during the year were:

    (a) those matters ordinarily dealt with at the Annual General Meeting of the Company in accordance with Bermudian law; and

    (b) changes to the capital structure, Bye-Laws and executive share option plans of the Company in connection with the Offerings.

                                    PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDERS
       MATTERS

  (a) The Company's common shares, par value $5.80 per share, commenced trading on April 17, 1996 on the New York Stock Exchange ("NYSE") under the symbol of TNA. The following table sets forth the high and low sales prices of the common shares in each of the fiscal quarters since such trading commenced, together with cash dividends paid:

                                     1997                      1996
                           ------------------------- -------------------------
                            MARKET PRICE              MARKET PRICE
                           ---------------           ---------------
                                           DIVIDEND                  DIVIDEND
   QUARTER                  HIGH     LOW   PER SHARE  HIGH     LOW   PER SHARE
   -------                 ------- ------- --------- ------- ------- ---------
    1                      $21 1/2 $18 3/4   $0.02     N/A     N/A      N/A
    2                      $22 1/8 $18       $0.05   $17 5/8 $14 1/8   $0.02
    3                      $27 1/4 $20 7/8   $0.05   $20 1/2 $15       $0.02
    4                      $29 5/8 $24 1/4   $0.05   $25     $19 7/8   $0.02
                           ------- -------   -----   ------- -------   -----
   Year end closing price          $26 1/4                   $20 1/2

  (b) The approximate number of holders of common shares, as at December 31, 1997, was 1,700.

ITEM 6--SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

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

  In view of the short period between the date of the Terra Nova Acquisition and year-end, December 31, 1994 has been considered the date of the Terra Nova Acquisition for accounting purposes. As a result, the operations of the Company, UK Holdings and Terra Nova (Bermuda) for the period December 21, 1994 to December 31, 1994, which were not material, have been included in the results of operations of Terra Nova.

                          FIVE YEAR FINANCIAL SUMMARY

                                           COMPANY              TERRA NOVA
                                  -------------------------- -----------------
                                    1997     1996     1995     1994     1993
                                  -------- -------- -------- -------- --------
                                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Gross premiums written               550.2    361.0    302.7    359.4    320.2
Net premiums written                 483.5    311.2    247.0    282.5    262.0
Net premiums earned                  419.1    278.8    251.9    250.4    229.5
Net investment income                 85.1     78.1     74.5     51.6     46.9
Income from continuing
 operations, before taxes and
 minority interests                   91.0     82.7     62.4     50.7     81.9
Net income                            73.4     63.9     43.3     27.4     51.6
Net operating earnings (1)            62.9     57.2     39.3     25.0     27.1
BALANCE SHEET DATA (AT END OF
 PERIOD):
Total assets                       2,220.1  1,867.3  1,785.0  1,751.8  1,641.6
Shareholders' equity                 481.9    398.8    197.0     59.1    163.7
Long-term debt                       175.0    100.0    100.0     85.0      --
Convertible redeemable preferred
 shares                                --       --      33.4     33.4      --
PER SHARE DATA:
Earnings per share (2)            $   2.82 $   2.69 $   2.63      --       --
Net operating earnings per share
 (2)                              $   2.42 $   2.37 $   2.24      --       --
Book value per share (3)          $  18.96 $  15.43 $  12.80 $   5.80      --
Dividends paid per common share   $   0.17 $   0.06      --       --       --

--------
(1) Net operating earnings represents net income before discontinued operations, minority interests and realized gains on investments after tax.

(2) Earnings per share and net operating earnings per share are calculated on a diluted basis by using the weighted average number of common shares outstanding during the period. 1996 and 1995 disclosures have been restated in order to comply with SFAS No. 128--"Earnings per Share".

(3) Book value per share is equal to total shareholders' equity divided by the number of common shares outstanding at the end of the period.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THE COMPANY

  The following discussion addresses the principal factors affecting the earnings and financial condition of the Company. All references herein to the "Company" are to Terra Nova (Bermuda) Holdings Ltd. ("Bermuda Holdings") and all of its direct and indirect subsidiaries, including Terra Nova Insurance
(UK) Holdings plc ("UK Holdings"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Compagnie de Reassurance d'Ile de France ("Corifrance"), Octavian Syndicate Management Limited ("Octavian") and Terra Nova Capital Limited ("Terra Nova Capital").

 Mix of Business

  The Company's mix of business for the years ended December 31, 1997, 1996 and 1995 and the key ratios by major line of business are as set forth in the following table:

                                          YEAR ENDED DECEMBER 31,
                             --------------------------------------------------
                                   1997             1996             1995
                             ---------------- ---------------- ----------------
                              AMOUNT  PERCENT  AMOUNT  PERCENT  AMOUNT  PERCENT
                             -------- ------- -------- ------- -------- -------
                                           (DOLLARS IN THOUSANDS)
Gross Premiums Written
  Non-marine property        $237,270   43.2% $180,561   50.0% $143,486   47.4%
  Non-marine casualty         128,472   23.3    68,107   18.9    54,716   18.1
  Marine & Aviation           184,501   33.5   112,342   31.1   104,456   34.5
                             --------  -----  --------  -----  --------  -----
    Total                    $550,243  100.0% $361,010  100.0% $302,658  100.0%
                             ========  =====  ========  =====  ========  =====
Net Premiums Written
  Non-marine property        $212,198   43.9% $157,737   50.7% $113,239   45.9%
  Non-marine casualty         119,194   24.6    62,244   20.0    48,118   19.5
  Marine & Aviation           152,153   31.5    91,185   29.3    85,628   34.6
                             --------  -----  --------  -----  --------  -----
    Total                    $483,545  100.0% $311,166  100.0% $246,985  100.0%
                             ========  =====  ========  =====  ========  =====
Net Premiums Earned
  Non-marine property        $192,607   46.0% $132,677   47.6% $110,572   43.9%
  Non-marine casualty          96,445   23.0    55,992   20.1    48,983   19.5
  Marine & Aviation           130,017   31.0    90,087   32.3    92,345   36.6
                             --------  -----  --------  -----  --------  -----
    Total                    $419,069  100.0% $278,756  100.0% $251,900  100.0%
                             ========  =====  ========  =====  ========  =====
Loss and Loss Adjustment
 Expense Ratios
  Non-marine property                   65.8%            61.6%            62.5%
  Non-marine casualty                   74.9             82.0            101.3
  Marine & Aviation                     64.6             55.9             63.9
                                       -----            -----            -----
    Total                               67.4%            64.0%            71.1%
                                       =====            =====            =====
Underwriting Expense Ratios
  Non-marine property                   31.6%            31.7%            33.5%
  Non-marine casualty                   26.1             28.8             27.4
  Marine & Aviation                     33.2             38.4             35.0
                                       -----            -----            -----
    Total                               30.8%            33.2%            32.7%
                                       =====            =====            =====
Combined Ratios
  Non-marine property                   97.4%            93.3%            96.0%
  Non-marine casualty                  101.0            110.8            128.7
  Marine & Aviation                     97.8             94.3             98.9
                                       -----            -----            -----
    Total                               98.2%            97.2%           103.8%
                                       =====            =====            =====

RESULTS OF OPERATIONS

  The Company's functional currency is the U.S. dollar. The changes in line item amounts from year to year as discussed below are all affected by the movement in exchange rates, principally the dollar/sterling average rate which varied from $1.64 for 1997, $1.57 for 1996 and $1.58 for 1995.

 Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

  Gross Premiums Written; Net Premiums Written; Net Premiums Earned. Gross premiums written increased to $550.2 million in 1997 from $361.0 million in 1996. The increase in gross premiums written arises from:

  (a) Increased writings by Terra Nova Capital to $162.8 million (excluding orphaned syndicate business and reinsurance to close premiums) in 1997 from $36.8 million in 1996 due to the Company's increased participation in the Octavian Syndicates from 11% in 1996 to approximately 47% in 1997;

  (b) $39.1 million of premiums related to reinsurance to close of "orphaned" Lloyd's syndicates from the 1993 year of account; and

  (c) $17.9 million of premiums in respect of Terra Nova Capital's share of the closure of the 1995 year of account into the 1996 year of account of which it had an 11% share.

  Reinsurance ceded increased by 33.8% to $66.7 million in 1997 from $49.8 million in 1996. However, reinsurance ceded as a proportion of gross premiums written decreased to 12.1% in 1997 from 13.8% in 1996. The decrease was due to lower reinsurance costs at Terra Nova in 1997 due to structural changes on the non- marine property program and rate reductions obtained on the non-marine property, non-marine casualty and marine programs, partially offset by a higher level of reinsurance purchased by Terra Nova Capital in 1997.

  Net premiums written increased by 55.4% to $483.5 million in 1997 from $311.2 million in 1996, as a consequence of the increase in gross premiums written referred to above and lower reinsurance costs. Net premiums earned increased 50.3%, to $419.1 million in 1997 from $278.8 million in 1996.

  Net Investment Income. Net investment income increased 9.0%, to $85.1 million in 1997 from $78.1 million in 1996. The increase arose from an increase of 11.0% in average invested assets, primarily attributable to the higher operating cash flows in 1997 compared to 1996, $75 million debt issue in August 1997 and the acquisition of Corifrance in the following month partially offset by lower investment yields. The average investment yield before realized gains and losses was 6.2% and 6.3% in 1997 and 1996, respectively. The average duration of fixed maturity investments at December 31, 1997 and 1996 was 4.9 years and 4.2 years, respectively.

  Realized Net Capital Gains on Sales of Investments. Realized net capital gains on sales of investments increased $3.5 million to $15.3 million in 1997 from $11.8 million in 1996 mainly due to equity securities sold in the year.

  Foreign Exchange (Losses) Gains. Foreign exchange losses of $1.3 million in 1997 and gains of $0.4 million in 1996 arose from foreign currency transactions during the year together with the translation of foreign currency assets and liabilities into U.S. dollars, the Company's functional currency. The loss in 1997 was primarily a result of the dollar strengthening against the majority of major currencies in 1997.

  Agency Income. This income consists of fees received by Octavian in respect of the managing of certain Lloyd's syndicates.

  Losses and Loss Adjustment Expenses. Losses and LAE increased 58.5%, to $282.5 million in 1997 from $178.3 million in 1996. As a percentage of net premiums earned, losses and LAE increased 3.4 percentage points, to 67.4% in 1997 from 64.0% in 1996. The loss and LAE ratio for non-marine property business increased to 65.8% in 1997 from 61.6% in 1996, due to a movement away from property catastrophe reinsurance towards less volatile, but lower margin, primary business. The loss and LAE ratio for non-marine casualty business decreased to 74.9% in 1997 from 82.0% in 1996 as a result of stable results for prior years in 1997. The increase in the marine loss and LAE ratio to 64.6% in 1997 from 55.9% in 1996 was a consequence of the competitive market conditions that existed in 1997 compared to 1996.

  Acquisition Costs. Acquisition costs, which are comprised of commission expenses and other underwriting expenses, increased 40.1% to $115.4 million in 1997 from $82.4 million in 1996. Acquisition costs as a percentage of net premiums earned decreased to 27.5% in 1997 from 29.6% in 1996. The decrease was largely a result of the earned premiums from the orphaned syndicate and RITC business written during 1997, which have very low acquisition costs; excluding this business, acquisition costs would have been 31.3% of premiums earned.

  Other Operating Expenses. Other operating expenses increased 34.7% to $13.7 million in 1997 from $10.2 million in 1996. Other operating expenses as a percentage of net premiums earned decreased to 3.3% in 1997 from 3.7% in 1996.

  Net Interest Expense. Net interest expense in 1997 relates to interest on the $100 million 10.75% Senior Notes issued on June 30, 1995 and interest on the $75 million 7.2% Senior Notes issued on August 26, 1997. The net interest expense in 1996 relates to interest on the $100 million 10.75% Senior Notes.

  Agency Expenses. These expenses consist of costs incurred in managing certain Lloyd's syndicates.

  Other Expenses. Other expenses remained constant at $5.3 million in both 1997 and 1996.

  Income from Continuing Operations before Income Taxes and Minority Interests. Income from continuing operations before income taxes and minority interests increased 10.1% to $91.0 million in 1997 from $82.7 million in 1996, primarily due to the increase in investment income and realized gains on sales of investments in 1997 compared to 1996.

  Income Tax Expense. Income tax expense marginally decreased $0.2 million, to $17.6 million in 1997 from $17.8 million in 1996, as a consequence of a reduction in the rate of U.K. Corporation Tax from 33% to 31% from April 1997.

  Income from Continuing Operations. Income from continuing operations increased $8.5 million, to $73.4 million in 1997 from $64.9 million in 1996, as a result of the factors described above.

  Combined Ratios. The Company's combined ratios were 98.2% for 1997 and 97.2% for 1996 reflecting the absence of significant large loses and any adverse development of prior year claims in both 1997 and 1996.

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

  Following the Terra Nova Acquisition, charges or credits resulting from changes in estimates after December 31, 1994 are reflected in continuing operations of the Company. In 1997, 1996 and 1995, the aviation business in run-off produced a break-even result.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's assets consist primarily of the capital stock of UK Holdings and Terra Nova (Bermuda), and UK Holdings' assets consist primarily of the capital stock of Terra Nova, Terra Nova Capital and Octavian. The ability of the Company to pay dividends on its capital stock and to pay its obligations depends primarily on dividends or other payments from Terra Nova, Terra Nova (Bermuda), Terra Nova Capital, Octavian and Corifrance. The payment of dividends and other payments by Terra Nova, Terra Nova Capital and Octavian are subject to restrictions under U.K. law, Terra Nova (Bermuda), Bermuda law and Corifrance, French law.

  The sources of funds for the Company's subsidiaries consist primarily of net premiums, investment income and proceeds from sales and redemption of investments. The funds are used primarily to pay claims and operating expenses and for the purchase of investments, largely fixed income securities.

  For the years ended December 31, 1997 and 1996, the cashflow provided by operating activities of the Company and available for investment was $81.3 million and $30.6 million, respectively. The increase in cash flows provided by operating activities in 1997 was primarily due to:

  (a) Cashflows from Terra Nova Capital of $60.9 million in 1997 compared to $5.3 million in 1996 due to the Company's increased participation on syndicates managed by Octavian in 1997;

  (b) Improved insurance cash flows in Terra Nova and Terra Nova (Bermuda) due to favorable loss activity and increases in written premiums;

  (c) Corifrance providing $4.0 million of operating cash flow in 1997; partially offset by

  (d) Higher income tax payments of $23.0 million in 1997 compared to $0.3 million in 1996 due to a tax refund of $12.0 million in 1996.

  Total investments and cash were $1,475.6 million at December 31, 1997. At December 31, 1997, 85.5%, 7.1% and 7.4% of total investments and cash were held in fixed maturities, common stocks and cash and cash equivalents, respectively. At December 31, 1997, approximately 93.5% of the Company's fixed income investments were rated "A" or better by Moody's or S&P. The Company's investment portfolio earned interest and dividend income, net of investment management fees, of 6.2% and 6.3% in 1997 and 1996, respectively. The Company had realized investment gains of $15.3 million and $11.8 million in 1997 and 1996, respectively.

  On May 5, 1997, the Company announced its plans to buy back up to $20 million of its common stock on the open market at prevailing market prices or in privately negotiated transactions.

  On May 7, 1997, S&P raised its claims-paying ability rating of the Terra Nova Group to "A" from "A-" and the senior debt rating of UK Holdings to "BBB" from "BBB-". The rating increases reflect the continued enhancement of the Company's overall profile, including a stronger than expected operating performance in 1996 and success in securing a significant participation in the "new" Lloyd's market, while maintaining a strong degree of capitalization.

  On August 28, 1997, the Company filed a Form 8-K in respect of the issue of $75 million 7.2% Senior Notes due 2007, fully and unconditionally guaranteed by Bermuda Holdings.

  On September 8, 1997, the Company announced that it had purchased all of the issued and outstanding shares of Corifrance, a French reinsurance company which transacts business internationally.

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

DIVIDEND POLICY

  The Company declared and paid dividends in accordance with the following table:

   DIVIDEND PER SHARE             DATE DECLARED   DATE PAID/PAYABLE   DATE OF RECORD
   ------------------             -------------   -----------------   --------------
   1997
     $0.02                      February 10, 1997 March 27, 1997     March 6, 1997
     $0.05                      May 5, 1997       June 27, 1997      June 6, 1997
     $0.05                      August 4, 1997    September 26, 1997 September 5, 1997
     $0.05                      November 4, 1997  December 29, 1997  December 5, 1997
   1998
     $0.05                      February 6, 1998  March 27, 1998     March 6, 1998

ITEM 8--FINANCIAL STATEMENTS

                                     INDEX

                                                                         PAGE
                                                                         ----
Report of Management's Responsibilities                                   44
Report of Independent Accountants                                         45
Audited Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1997 and 1996            46
  Consolidated Statements of Operations for the years ended December 31,
   1997, 1996 and 1995                                                    47
  Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1997, 1996
   and 1995                                                               48
  Consolidated Statements of Cash Flows for the years ended December 31,
   1997, 1996 and 1995                                                    49
  Notes to Consolidated Financial Statements--including summarized consolidated financial information of Terra Nova Insurance (UK)
   Holdings plc as of December 31, 1997 and 1996                          50

                    REPORT OF MANAGEMENT'S RESPONSIBILITIES

  The management of Bermuda Holdings is responsible for the integrity and fair presentation of the consolidated financial statements, related notes thereto and all other financial information presented herein. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts based on the best estimates and judgments of management.

  Bermuda Holdings maintains an internal control structure designed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with management's direction and that the financial records are reliable for the purposes of preparing financial statements and maintaining accountability of assets. The management of Bermuda Holdings applied the concept of reasonable assurance by weighing the cost of an internal control structure against the benefits to be derived. The internal control structure is supported by the careful selection, training and development of qualified personnel, an appropriate division of responsibilities and the dissemination of written policies and procedures throughout Bermuda Holdings. The internal control structure is continually reviewed and evaluated by qualified personnel and periodically assessed by Coopers & Lybrand, independent accountants, to the extent required under generally accepted auditing standards in connection with their annual audit of Bermuda Holdings financial statements.

  The Audit Committee of the Board of Directors is comprised solely of non executive directors and meets regularly with management and the independent accountants to review the scope and results of the audit work performed. The independent accountants have unrestricted access to the Audit Committee, without the presence of management, to discuss the results of their work and views on the adequacy of the internal control structure, the quality of financial reporting and any other matters they believe should be brought to the attention of the Audit Committee.

W.O. Bailey                                      W.J. Wedlake
Chairman, President and                          Senior Vice President and
Chief Executive Officer                          Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Terra Nova (Bermuda) Holdings Ltd.

  We have audited the accompanying consolidated balance sheets of Terra Nova (Bermuda) Holdings Ltd. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terra Nova (Bermuda) Holdings Ltd. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States of America.

Coopers & Lybrand

Hamilton, Bermuda
March 6, 1998

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            YEAR ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                       1997        1996
                                                    ----------  ----------
                      ASSETS
                      ------
Investments available for sale and cash, at fair
 value:
  Fixed maturities:
    Bonds (amortized cost $1,219,799 and $1,095,126
     respectively)                                  $1,261,458  $1,119,531
  Common stocks (cost $69,781 and $92,877
   respectively)                                       104,234     120,411
  Cash and cash equivalents                            109,864      50,544
                                                    ----------  ----------
      Total investments and cash                     1,475,556   1,290,486
Accrued investment income                               28,076      24,351
Insurance balances receivable                           74,774      31,943
Reinsurance recoverable on paid losses                  39,402      43,745
Reinsurance recoverable on unpaid losses               246,728     254,129
Accrued premium income                                 188,055     121,900
Prepaid reinsurance premiums                            26,853       8,261
Deferred acquisition costs                              76,380      45,279
Other assets                                            64,310      47,253
                                                    ----------  ----------
      Total assets                                  $2,220,134  $1,867,347
                                                    ==========  ==========
                    LIABILITIES
                    -----------
Unpaid losses and loss adjustment expenses          $1,157,724  $1,078,108
Unearned premiums                                      274,934     173,120
Insurance balances payable                              33,833      18,340
Income taxes payable                                    10,274      21,311
Deferred income taxes                                   15,244       8,720
Long-term debt                                         175,000     100,000
Net liabilities of Aviation business in run-off         28,235      43,286
Other liabilities                                       43,002      25,703
                                                    ----------  ----------
      Total liabilities                             $1,738,246  $1,468,588
                                                    ==========  ==========
               SHAREHOLDERS' EQUITY
               --------------------
Common shares                                          150,142     149,933
Stock held in Trust                                     (9,500)        --
Deferred equity compensation                             3,275         --
Additional capital                                     111,568     111,544
Unrealized appreciation of investments, net of
 income tax                                             56,430      36,271
Cumulative translation adjustments                         112         190
Retained earnings                                      169,861     100,821
                                                    ----------  ----------
      Total shareholders' equity                       481,888     398,759
                                                    ==========  ==========
      Total liabilities and shareholders' equity    $2,220,134  $1,867,347
                                                    ==========  ==========

        See accompanying notes to the consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEAR ENDED DECEMBER 31,
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                  1997      1996      1995
                                                --------  --------  --------
REVENUES
Net premiums written                            $483,545  $311,166  $246,985
(Increase) decrease in unearned premiums         (64,476)  (32,410)    4,915
                                                --------  --------  --------
Net premiums earned                              419,069   278,756   251,900
Net investment income                             85,130    78,130    74,478
Realized net capital gains on sales of
 investments                                      15,333    11,750     9,384
Foreign exchange (losses) gains                   (1,268)      425     1,110
Agency income                                     15,571     8,998       --
                                                --------  --------  --------
  Total revenues                                 533,835   378,059   336,872
                                                --------  --------  --------
EXPENSES
Losses and loss adjustment expenses, net         282,480   178,274   179,111
Acquisition costs                                115,427    82,394    72,314
Other operating expenses                          13,706    10,175    10,069
Interest expense                                  12,710    10,750     9,411
Agency expenses                                   13,130     8,537       --
Other expenses                                     5,333     5,261     3,534
                                                --------  --------  --------
  Total expenses                                 442,786   295,391   274,439
                                                --------  --------  --------
Income from operations before income taxes and
 minority interests                               91,049    82,668    62,433
Income tax expense                                17,639    17,777    16,630
Minority interests in income of consolidated
 subsidiaries                                        --        985     2,552
                                                --------  --------  --------
Income from continuing operations                 73,410    63,906    43,251
                                                --------  --------  --------
Net income                                      $ 73,410  $ 63,906  $ 43,251
                                                ========  ========  ========
Basic earnings per common share                 $   2.87  $   2.81  $   3.13
Diluted earnings per common share               $   2.82  $   2.69  $   2.63


        See accompanying notes to the consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                            YEAR ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                                       UNREALIZED
                                    STOCK      DEFERRED               APPRECIATION  CUMULATIVE                TOTAL
                           COMMON  HELD IN      EQUITY    ADDITIONAL (DEPRECIATION) TRANSLATION RETAINED  SHAREHOLDERS'
                           SHARES   TRUST    COMPENSATION  CAPITAL   OF INVESTMENTS ADJUSTMENTS EARNINGS     EQUITY
                          -------- --------  ------------ ---------- -------------- ----------- --------  -------------
Balance, January 1, 1995  $ 59,057 $    --      $  --      $    --      $    --        $ --     $    --     $ 59,057
Shares issued               30,225      --         --        18,203          --          --          --       48,428
Net appreciation               --       --         --           --        68,144         --          --       68,144
Income tax expense             --       --         --           --       (18,172)        --          --      (18,172)
Net income                     --       --         --           --           --          --       43,251      43,251
Dividends payable on
 convertible redeemable
 preferred shares              --       --         --           --           --          --       (3,700)     (3,700)
                          -------- --------     ------     --------     --------       ----     --------    --------
Balance, December 31,
 1995                       89,282      --         --        18,203       49,972         --       39,551     197,008
Shares issued in initial
 public offering            42,195      --         --        71,758          --          --          --      113,953
Shares issued in
 exchange for minority
 interests in
 subsidiaries               11,826      --         --         8,655          --          --          --       20,481
Shares issued for
 conversion of
 convertible redeemable
 preferred shares            5,740      --         --        12,108          --          --          --       17,848
Other shares issued
 during period                 890      --         --           820          --          --          --        1,710
Net depreciation               --       --         --           --       (18,430)        --          --      (18,430)
Income tax benefit             --       --         --           --         4,729         --          --        4,729
Changes during the year        --       --         --           --           --         190          --          190
Net income                     --       --         --           --           --          --       63,906      63,906
Dividends paid on
 ordinary shares--$0.06
 per share                     --       --         --           --           --          --       (1,548)     (1,548)
Dividends paid on
 convertible redeemable
 preferred shares              --       --         --           --           --          --       (1,088)     (1,088)
                          -------- --------     ------     --------     --------       ----     --------    --------
Balance, December 31,
 1996                      149,933      --         --       111,544       36,271        190      100,821     398,759
Shares issued for
 exercise of share
 options                       209      520        --            24          --          --          --          753
Shares repurchased
 during the year               --   (10,020)       --           --           --          --          --      (10,020)
Deferred compensation
 expense                       --       --       3,644          --           --          --          --        3,644
Deferred compensation
 expense released on
 exercise of share
 options                       --       --        (369)         --           --          --          --         (369)
Net appreciation               --       --         --           --        24,210         --          --       24,210
Income tax expense             --       --         --           --        (4,051)        --          --       (4,051)
Change during the year         --       --         --           --           --         (78)         --          (78)
Net income                     --       --         --           --           --          --       73,410      73,410
Dividends paid on
 ordinary shares--$0.17
 per share                     --       --         --           --           --          --       (4,370)     (4,370)
                          -------- --------     ------     --------     --------       ----     --------    --------
Balance, December 31,
 1997                     $150,142 $ (9,500)    $3,275     $111,568     $ 56,430       $112     $169,861    $481,888
                          ======== ========     ======     ========     ========       ====     ========    ========

        See accompanying notes to the consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEAR ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                1997       1996       1995
                                              ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $  73,410  $  63,906  $  43,251
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Amortization of goodwill                          642      1,105        --
  Bad debt (benefits) expenses                    1,238     (1,142)     3,000
  Realized net capital gains                    (15,333)   (11,750)    (9,384)
  Stock option compensation expense               3,208        --         --
  Change in unpaid losses and loss adjustment
   expenses                                      47,612    (95,658)   (57,366)
  Change in unearned premiums and prepaid
   reinsurance                                   60,705     28,809     (4,848)
  Change in insurance balances payable            4,965     (7,097)   (24,056)
  Change in insurance balances receivable,
   accrued premium income and reinsurance
   recoverable on paid and unpaid losses        (58,960)    68,751     78,648
  Change in deferred acquisition costs          (26,475)    (8,329)    (5,429)
  Change in accrued investment income            (1,510)      (606)    (4,803)
  Change in current and deferred income taxes    (7,407)    17,521     (6,612)
  Change in other assets and liabilities, net    14,218     (4,436)     6,601
  Change in net liabilities of discontinued
   operations                                   (15,051)   (20,486)    (9,576)
                                              ---------  ---------  ---------
   Total adjustments                              7,852    (33,318)   (33,825)
                                              ---------  ---------  ---------
   Net cash provided by operating activities     81,262     30,588      9,426
                                              ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds of fixed maturities matured             65,096     65,589    107,643
Proceeds of fixed maturities sold               521,301    291,803    207,581
Proceeds of equity securities sold              215,732    163,173    118,340
Purchase of fixed maturities                   (665,228)  (491,326)  (520,052)
Purchase of equity securities                  (175,307)  (183,492)  (132,451)
Payment consideration for Corifrance            (42,225)       --         --
Acquisition expenses for Corifrance                (461)       --         --
Payment consideration for Octavian                  --      (9,393)       --
Acquisition expenses for Octavian                   --        (644)       --
                                              ---------  ---------  ---------
   Net cash used in investing activities        (81,092)  (164,290)  (218,939)
                                              ---------  ---------  ---------
CASH FLOW FROM FINANCING ACTIVITIES:
Stock repurchase                                (10,020)       --         --
Proceeds from public debt offerings              74,866        --     100,000
Repayment of long term bank debt                    --         --     (85,000)
Payment of fees to financing public debt
 offering                                        (1,179)       --      (5,346)
Net proceeds from initial public offering           --     113,953        --
Redemption of preferred shares                      --     (16,035)       --
Proceeds from shares issued                         384        158     46,383
Proceeds from minority shareholders                 --         --       4,229
Preference dividends paid to stockholders           --        (499)       --
Ordinary dividends paid to stockholders          (4,370)    (1,548)    (3,700)
                                              ---------  ---------  ---------
   Net cash provided by financing activities     59,681     96,029     56,566
                                              ---------  ---------  ---------
Changes in cash and cash equivalents             59,851    (37,673)  (152,947)
Exchange on foreign currency cash balances         (531)      (508)      (534)
Cash and cash equivalents at beginning of
 year                                            50,544     88,725    242,206
                                              ---------  ---------  ---------
Cash and cash equivalents at end of year      $ 109,864  $  50,544  $  88,725
                                              =========  =========  =========
Supplemental disclosure of cash flow
 information
  Income taxes paid                           $  23,001  $     303  $  14,512
                                              =========  =========  =========
  Interest paid                               $  10,750  $  10,750  $   4,227
                                              =========  =========  =========

        See accompanying notes to the consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

  Terra Nova (Bermuda) Holdings Ltd. ("Bermuda Holdings") was incorporated in Bermuda. All references herein to the "Company" are to Bermuda Holdings and all of its direct and indirect subsidiaries, including Terra Nova Insurance
(UK) Holdings plc ("UK Holdings"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Octavian Syndicate Management Limited ("Octavian"), Terra Nova Capital Limited ("Terra Nova Capital") and Compagnie de Reassurance d'Ile de France ("Corifrance").

  The Company is a specialty property, casualty, marine and aviation insurance and reinsurance company operating in the London market through its London based subsidiary, Terra Nova, in the Continental European Market through its French subsidiary, Corifrance, purchased on September 8, 1997, in the Bermuda market through its Bermuda based subsidiary, Terra Nova (Bermuda) and in the Lloyd's market through its London based subsidiary, Terra Nova Capital. Writings originate worldwide. The vast majority of insurance and reinsurance business is written through brokers authorized to place business at Lloyd's. Business is also written through non-Lloyd's brokers and with individual ceding companies. The broker is regarded as the agent of the insured or reinsured in placing the business. The Company also owns the business and assets of Octavian, a Lloyd's managing agent, consisting primarily of the rights to manage eight Lloyd's syndicates (the "Octavian syndicates"), for the 1998 year of account.

2. BASIS OF PREPARATION

  The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The significant accounting policies of the Company are as follows:

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

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  (e) Losses and loss adjustment expenses: Losses and loss adjustment expenses are charged to income as incurred. The reserve for unpaid losses and loss adjustment expenses represents the accumulation of estimates for reported losses and includes provisions for losses incurred but not reported ("IBNR"). The adequacy of these estimates is assessed by reference to projections of the ultimate losses in respect of each accident year. The methods of determining such estimates and establishing reserves are continually reviewed and updated, and resulting adjustments are reflected in current operations.

  (f) Income taxes: Deferred income taxes are recorded with respect to temporary differences between financial reporting and tax bases of assets and liabilities in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109.

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

  (k) Stock-based compensation: The Company has adopted SFAS No. 123 "Accounting for Stock-Based Compensation". As allowed under this standard, the Company accounts for stock option grants in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees".

  Compensation expense for stock option grants is recognised to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. Any resulting compensation expense is accrued over the shorter of the vesting or service period.

  Deferred compensation, which is recorded as shareholders' equity, represents the options that the Company expects to settle in stock.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  (l) Risks and Uncertainties: Information about risks and uncertainties existing at the balance sheet date related to the following areas:

  .  Nature of operations.

  .  Use of estimates in the preparation of financial statements.

  .  Certain significant estimates.

  .  Current vulnerability due to certain concentrations.

  These disclosures are included in Notes 1, 3, 5, 12, 13, 14, 15 and 17.

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

  (m) Fair value of financial instruments: The following methods and assumptions were used by the Company in estimating the fair value of the financial instruments presented:

  Investments: Fair values were based upon quoted market prices. For securities for which market prices were not readily available, fair values were estimated using quoted market prices of comparable investments.

  Long term debt: Fair value is based on quoted market price.

  Other financial instruments: The carrying amounts approximate fair value.

  (n) Goodwill: The goodwill in the Company's balance sheet has been calculated using the purchase method of accounting and is being amortized on a straight line basis over periods not exceeding 40 years.

  (o) Reclassifications: Certain prior year amounts have been reclassified to conform with the current year presentation.

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings per Share" ("EPS") effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statements for the current period and all comparative periods regardless of whether basic and diluted EPS are the same; it also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Full disclosure of EPS under SFAS No. 128 is provided in Note 9 to the consolidated financial statements.

  (p) Accounting pronouncements: In February 1997, the FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure". SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 consolidates existing guidance in APB Opinion No. 10 "Omnibus Opinion", Opinion No. 15 "Earnings per Share" and SFAS No. 47 "Disclosure of Long-Lived Obligations", relating to a company's capital structure. Owing to its quoted status, the Company is already bound by the requirements of SFAS No. 129 and so no additional disclosures are required.

  In June 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS 131 "Disclosures about Segments of an Enterprise and Related
Information". These statements are effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components within a set of financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

SFAS No. 131 requires the Company to report financial and descriptive information about its reportable operating segments. The Company is currently reviewing the impact of SFAS No. 130 and SFAS No. 131 on its financial reporting.

  In February 1998, FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. This statement significantly changes current financial statement disclosure requirements from those that were required under FAS 87, "Employers' Accounting for Pensions", FAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". However, SFAS No. 132 does not change the existing measurement or recognition provisions of FASB Statement Nos. 87, 88, or 106. The Company is currently reviewing the impact of SFAS No. 132 on its financial reporting.

4. CORIFRANCE ACQUISITION

  On September 8, 1997, the Company purchased all of the issued and outstanding shares of Corifrance, a French reinsurance company, for a purchase price of $42.2 million. The acquisition was made by a French subsidiary of Terra Nova, the Group's U.K. operating insurance company.

  Corifrance, which transacts business internationally, although mainly outside of the United States, had a gross written premium volume of $24.2 million in 1997. The Company's share of Corifrance's gross written premiums was $2.4 million. The goodwill in the Company's balance sheet includes the goodwill arising on the acquisition of Corifrance, which has been calculated using the purchase method of accounting and is being amortized on a straight line basis. The impact on the Company's results from the date of the acquisition included in the 1997 consolidated statements of operations comprise the following:

                                  YEAR ENDED
                                 DECEMBER 31,
                                     1997
                                 ------------
                                 (DOLLARS IN
                                  THOUSANDS)
       Net written premiums        $ 2,400
       Net earned premiums          11,800
       Underwriting profit             900
       Amortization of goodwill        299
       Net income before tax         1,600

5. INVESTMENTS AND CASH

  (a) Deposits: Securities with a carrying value of $74,832,873 and $48,741,933 at December 31, 1997 and 1996, respectively, were held in trust for the benefit of the Company's U.S. cedents and to facilitate the Company being accredited as an alien reinsurer by certain States.

  Cash and securities with a carrying value of $19,465,928 and $18,583,564 at December 31, 1997 and 1996 respectively, were held in trust for the benefit of the Company's U.S. surplus lines policyholders.

  Cash and securities with a carrying value of $53,350,644 and $41,487,658 at December 31, 1997 and 1996 respectively, were held in trust for the benefit of the Company's Canadian cedents.

  The Company has contingent liabilities in respect of undrawn letters of credit supporting certain reinsurance business written by the Company in the U.S. of $121,020,906 and $166,577,765 at December 31, 1997 and 1996,

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

respectively. The Company has deposited cash and investments with a carrying value of $175,213,503 and $261,542,735 at December 31, 1997 and 1996
respectively, as collateral against these amounts.

  The Company has contingent liabilities in respect of irrevocable undrawn letters of credit of $199,334,500 and $156,327,255 supporting the Company's underwriting activities on the Octavian syndicates for the 1997 and 1996 years of account, respectively. The Company has deposited cash and investments with a carrying value of $221,670,000 and $171,959,981 at December 31, 1997 and 1996, respectively, as collateral to support this commitment.

  (b) Net investment income: An analysis of the net investment income of the Company is as follows:

                              YEAR ENDED DECEMBER 31,
                              -------------------------
                               1997     1996     1995
                              -------  -------  -------
                              (DOLLARS IN THOUSANDS)
   Fixed maturities           $77,690  $71,365  $70,999
   Equity securities            1,538    1,373    1,273
   Cash and cash equivalents    9,470    7,539    4,066
                              -------  -------  -------
   Total investment income     88,698   80,277   76,338
   Investment expenses         (3,568)  (2,147)  (1,860)
                              -------  -------  -------
   Net investment income      $85,130  $78,130  $74,478
                              =======  =======  =======

  (c) Investment gains and losses: The realized net capital gains and changes in net unrealized appreciation or depreciation of investments are summarized below:

                                                 YEAR ENDED DECEMBER 31,
                                                 -------------------------
                                                  1997     1996     1995
                                                 ------- --------  -------
                                                  (DOLLARS IN THOUSANDS)
   Realized net capital gains on sale of
    investments:
     Fixed maturities                            $ 5,342 $  1,509     $933
     Equity securities                             9,991   10,241    8,451
                                                 ------- --------  -------
   Realized net capital gains                     15,333   11,750    9,384
                                                 ------- --------  -------
   Changes in net unrealized (depreciation)
    appreciation of investments:
     Fixed maturities                             17,291  (34,358)  57,317
     Equity securities                             6,919   15,928   10,827
                                                 ------- --------  -------
   Changes in net unrealized (depreciation)
    appreciation of investments                   24,210  (18,430)  68,144
                                                 ------- --------  -------
   Realized net capital gains and change in net
    unrealized (depreciation) appreciation of
    investments                                  $39,543 $ (6,680) $77,528
                                                 ======= ========  =======

  Proceeds from sales of investments in fixed maturity securities during 1997, 1996 and 1995, respectively, were $521,301,000, $291,803,000 and $207,581,000.
Realized net capital gains on sale of fixed maturities for the years ended December 31, 1997, 1996 and 1995 included gross capital gains of $9,600,000, $6,802,000 and $2,947,000 and gross capital losses of $4,258,000, $5,293,000 and $2,014,000, respectively.

  Proceeds from sales of investments in equity securities during 1997, 1996 and 1995, respectively, were $215,732,000, $163,173,000 and $118,340,000.
Realized net capital gains on sale of equity securities for the years ended December 31, 1997, 1996 and 1995, included gross capital gains of $29,613,000, $22,512,000 and $13,209,000 and gross capital losses of $19,622,000,
$12,271,000 and $4,758,000, respectively.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  The Company's net unrealized appreciation of fixed maturities (before income tax) at December 31, 1997 included gross unrealized appreciation of $43,203,000 and gross unrealized depreciation of $1,544,000. The Company's net unrealized appreciation of fixed maturities at December 31, 1996 included gross unrealized appreciation of $28,682,000 and gross unrealized depreciation of $4,277,000. The Company's net unrealized appreciation of fixed maturities at December 31, 1995 included gross unrealized appreciation of $65,006,000 and gross unrealized depreciation of $4,251,000. Net unrealized appreciation of equities (before income tax) at December 31, 1997 of the Company included gross unrealized appreciation of $38,111,000 and gross unrealized depreciation of $3,658,000. Net unrealized appreciation of equities at December 31, 1996 of the Company included gross unrealized appreciation of $34,047,000 and gross unrealized depreciation of $6,513,000. Net unrealized appreciation of equities at December 31, 1995 of the Company included gross unrealized appreciation of $15,288,000 and gross unrealized depreciation of $4,078,000, and is stated net of minority interests of $383,000.

  (d) Fixed maturities available for sale: At December 31, the amortized cost and estimated fair value of investments in fixed maturities of the Company were as follows:

                                                    1997
                               -----------------------------------------------
                                             GROSS        GROSS
                               AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                  COST    APPRECIATION DEPRECIATION   VALUE
                               ---------- ------------ ------------ ----------
                                           (DOLLARS IN THOUSANDS)
   U.S. government and agency  $  298,618   $14,410       $  308    $  312,720
   Foreign governments and
    agencies                      429,811    18,015          650       447,176
   Foreign regional
    government                     40,130     1,287           33        41,384
   Mortgage backed                 10,880       357           16        11,221
   Asset backed                    63,648       902          195        64,355
   Supranationals                 140,801     4,208           83       144,926
   Corporate                      235,911     4,024          259       239,676
                               ----------   -------       ------    ----------
     Total fixed maturities    $1,219,799   $43,203       $1,544    $1,261,458
                               ==========   =======       ======    ==========

                                                    1996
                               -----------------------------------------------
                                             GROSS        GROSS
                               AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                  COST    APPRECIATION DEPRECIATION   VALUE
                               ---------- ------------ ------------ ----------
                                           (DOLLARS IN THOUSANDS)
   U.S. government and agency  $  416,383   $ 6,994       $1,717    $  421,660
   Foreign governments and
    agencies                      393,079    15,813        1,459       407,433
   Foreign regional
    government                     19,381       940          --         20,321
   Mortgage backed                 13,801       533           72        14,262
   Asset backed                    65,119       594          308        65,405
   Supranationals                  98,319     2,503          280       100,542
   Corporate                       89,044     1,305          441        89,908
                               ----------   -------       ------    ----------
     Total fixed maturities    $1,095,126   $28,682       $4,277    $1,119,531
                               ==========   =======       ======    ==========

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  The amortized cost and estimated fair value of the Company's fixed maturities at December 31, 1997, by contractual maturity date, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay certain obligations with or without call or prepayment penalties.

                                             AMORTIZED
                                                COST    FAIR VALUE
                                             ---------- ----------
                                                  (DOLLARS IN
                                                  THOUSANDS)
     Due in one year or less                 $   52,753 $   53,068
     Due after one year through five years      483,655    493,822
     Due after five years through ten years     621,099    646,379
     Due after ten years                         62,292     68,189
                                             ---------- ----------
                                             $1,219,799 $1,261,458
                                             ========== ==========

  Mortgage and asset backed securities which are not due at a single maturity date, have been allocated according to their expected final payment date as at year-end.

  (e) At December 31, 1997, the Company's portfolio by rating category, determined by recognized rating agencies, was:

                                   (DOLLARS
                                 IN THOUSANDS)
     U.S. government and agency   $  312,720
     U.K. government and agency       90,296
     AAA                             475,857
     AA                              206,703
     A                                93,410
     BBB                              45,742
     Not Rated                        36,730
                                  ----------
                                  $1,261,458
                                  ==========

  Not Rated securities consist primarily of securities issued by municipalities located in countries other than the U.S. or the U.K. and are generally considered by management to be at least the equivalent in quality of AA rated investments.

  (f) At December 31, 1997, the fair value of the following investments exceeded 10% of shareholders' equity:

                               (DOLLARS
                             IN THOUSANDS)
     United States Treasury    $312,720
     Government of Japan         74,051
     Canadian Treasury           49,974

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


6. INCOME TAXES

  (a) The U.K. corporation tax rate applicable to ordinary income was 33% for 1995 and 1996. The tax rate was reduced to 31% from 33% on April 1, 1997. The corporation tax rate in France was 41.67% for 1997. The difference between the actual tax expense on income from continuing operations and the "expected" amount computed by applying the U.K. corporation tax rate is explained as follows:

                           YEAR ENDED DECEMBER 31,
                           --------------------------
                             1997     1996     1995
                           --------  -------  -------
                            (DOLLARS IN THOUSANDS)
   "Expected" tax expense  $ 28,680  $27,280  $20,603
   Adjustments:
     Non-taxable income     (10,004)  (9,872)  (4,863)
     Other                   (1,037)     369      890
                           --------  -------  -------
   Actual tax expense      $ 17,639  $17,777  $16,630
                           ========  =======  =======

  (b) The components of income tax expense attributable to continuing operations are as follows:

                                 YEAR ENDED DECEMBER 31,
                                 -----------------------
                                  1997    1996    1995
                                 ------- ------- -------
                                 (DOLLARS IN THOUSANDS)
   Current U.K. corporation tax  $10,743 $17,409 $14,172
   Deferred tax                    6,896     368   2,458
                                 ------- ------- -------
   Income tax expense            $17,639 $17,777 $16,630
                                 ======= ======= =======

  (c) Deferred tax liabilities and assets are provided for expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on the difference between the financial statements and tax bases of assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse. The measurement of a deferred tax asset, if any, is subject to the expectation of future realization. The components of net deferred tax assets (liabilities) of the Company as at December 31, 1997 and 1996 were as follows:

                                                            1997      1996
                                                          --------  --------
                                                             (DOLLARS IN
                                                             THOUSANDS)
   Deferred tax assets:
     Unrealized depreciation of investments               $    433  $    --
     Other                                                   1,039     3,798
                                                          --------  --------
       Total deferred tax assets                          $  1,472  $  3,798
                                                          --------  --------
   Deferred tax liabilities:
     Unrealized appreciation of investments                 (7,275)   (7,564)
     Temporary difference between U.S. GAAP and U.K. tax    (4,823)   (3,393)
     Other                                                  (4,618)   (1,561)
                                                          --------  --------
   Total deferred tax liabilities                          (16,716)  (12,518)
                                                          --------  --------
   Net deferred tax liabilities                           $(15,244) $ (8,720)
                                                          ========  ========

  (d) Under current Bermuda law, Terra Nova (Bermuda) and Bermuda Holdings are not required to pay any taxes in Bermuda on either income or capital gains. Terra Nova (Bermuda) and Bermuda Holdings have received

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed, they will be exempted from such taxation until the year 2016.

  (e) The Company does not consider itself to be engaged in trade or business in the U.S. and accordingly does not expect to be subject to U.S. income taxation.

7. DEFERRED ACQUISITION COSTS

  The following reflects the acquisition costs deferred for amortization against future income and the amortization charged to income, excluding certain amounts deferred and amortized in the same period:

                                   YEAR ENDED DECEMBER 31,
                                   ------------------------
                                     1997    1996    1995
                                   -------- ------- -------
                                    (DOLLARS IN THOUSANDS)
   Balance at beginning of year    $ 45,279 $36,950 $31,521
                                   -------- ------- -------
   Acquisition costs deferred
     Commissions                    119,610  78,051  67,942
     Other                           26,918  12,672   9,801
                                   -------- ------- -------
                                    146,528  90,723  77,743
                                   -------- ------- -------
   Amortization charged to income
     Commissions                     92,713  71,759  62,278
     Other                           22,714  10,635  10,036
                                   -------- ------- -------
                                    115,427  82,394  72,314
                                   -------- ------- -------
   Balance at end of year          $ 76,380 $45,279 $36,950
                                   ======== ======= =======

8. EMPLOYEE BENEFITS

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

  Terra Nova maintains a supplemental pension plan which provides pension benefits for nominated employees above amounts allowed under tax qualified plans, through a funded money purchase plan.

  Mandatory employee contributions to the Terra Nova Plan ceased in 1988 and there are no present plans to reintroduce such contributions. Employees may elect to make voluntary contributions to supplement their pension benefits when payable.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

  Corifrance provides two defined contribution plans for its managers and all other employees, respectively. The annual contribution rate for managers is 5.66% of pensionable salary and, for employees, is 1.43% of pensionable salary.

  The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation of the Terra Nova Plan at December 31, 1997 and 1996 were 7.5% and 5.0% respectively. These are considered appropriate given the U.K. interest rate environment. The expected long-term rate of return on plan assets was 10.0%. The fund assets are invested primarily in equity securities.

  The following table sets out the funded status of all defined benefit plans and the amounts recognized in the accompanying consolidated balance sheets of the Company at December 31, 1997 and 1996:

                                                            1997     1996
                                                           -------  -------
                                                             (DOLLARS IN
                                                             THOUSANDS)
   Plan assets at fair value                               $50,161  $44,414
   Actuarial present value of benefit obligations:
     Accumulated benefits earned prior to valuation date:
       Vested                                               36,806   33,364
       Non vested                                              707      744
     Additional benefits based on estimated future salary
      levels                                                 2,873    2,944
                                                           -------  -------
   Projected benefit obligation                             40,386   37,052
                                                           -------  -------
   Plan assets in excess of projected benefit obligation     9,775    7,362
     Unrecognized net (gain) loss                           (5,045)  (2,738)
                                                           -------  -------
   Prepaid pension amount included in other assets         $ 4,730  $ 4,624
                                                           =======  =======

  Net pension expenses included the following components:

                                                YEAR ENDED DECEMBER 31,
                                                -------------------------
                                                 1997     1996     1995
                                                -------  -------  -------
                                                (DOLLARS IN THOUSANDS)
   Cost of benefits earned during the year      $ 2,612  $ 1,864  $ 1,468
   Interest costs on the projected benefit
    obligation                                    3,153    2,337    1,672
   Actual return on all retirement plan assets   (4,274)  (2,905)  (2,109)
   Amortization of (gain) loss                     (100)     --       --
                                                -------  -------  -------
   Net pension expense                          $ 1,391  $ 1,296  $ 1,031
                                                =======  =======  =======

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


9. EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share". SFAS No. 128 prescribes the basis for computing basic earnings per share ("EPS") and diluted EPS.

  Basic EPS are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS considers all dilutive potential common shares that were outstanding during the period.

  In accordance with the SEC Staff Accounting Bulletin Topic 4-D, for the purposes of the earnings per share calculations for 1995, application of the topic resulted in an approximately 1,909,766 share increase in the number of shares outstanding utilized in the calculation of earnings per share as presented in the accompanying statement of operations.

  The following EPS have been computed using SFAS No. 128:

                                               1997       1996        1995
                                            ---------- ----------  ----------
   Net income                               $   73,410 $   63,906  $   43,251
   Add: Minority interest                          --         985       2,552
   Less: Preference share dividends                --      (1,088)     (3,700)
                                            ---------- ----------  ----------
   Income available to common shareholders  $   73,410 $   63,803  $   42,103
                                            ---------- ----------  ----------
   Weighted average number of shares
    outstanding:
     Common shares                          25,586,648 22,677,879  13,441,816
                                            ---------- ----------  ----------
   Basic EPS                                $     2.87 $     2.81  $     3.13
                                            ========== ==========  ==========
   Net income                               $   73,410 $   63,906  $   43,251
   Add: Minority interest                          --         985       2,552
   Less: Preference share dividends                --        (499)     (1,831)
                                            ---------- ----------  ----------
   Income available to common shareholders  $   73,410 $   64,392  $   43,972
                                            ---------- ----------  ----------
   Weighted average number of shares
    outstanding:
     Common shares                          25,586,648 22,677,879  13,441,816
   Add: Incremental shares arising from:
     Rights offering                               --         --    1,826,181
     Preferred shares                              --     859,040     922,323
     Options                                   406,643    407,607     528,844
                                            ---------- ----------  ----------
   Adjusted weighted average number of
    shares outstanding                      25,993,291 23,944,526  16,719,164
                                            ---------- ----------  ----------
   Diluted EPS                              $     2.82 $     2.69  $     2.63
                                            ========== ==========  ==========

10. SHARE CAPITAL

  (a) The following table provides the components of the common shares of the Company at December 31, 1997 and 1996:

                                                            1997     1996
                                                          -------- --------
                                                             (DOLLARS IN
                                                             THOUSANDS)
   "A" ordinary shares $5.80 par value 75,000,000
    authorized, 24,090,335 issued and outstanding (1996:
    23,802,426 issued and outstanding)                    $139,724 $138,054
   "B" ordinary shares $5.80 par value 10,000,000
    authorized, 1,796,217 issued and outstanding (1996:
    2,048,140 issued and outstanding)                       10,418   11,879
                                                          -------- --------
                                                          $150,142 $149,933
                                                          ======== ========

  Each "B" ordinary share at the Company is convertible, at the option of the holder into an "A" ordinary share without payment or adjustment for accrued dividends.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  On May 5, 1997, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's common shares. As at December 31, 1997 the Company had purchased 500,000 shares at a total cost of $10,020,000. The shares are to be held in trust for the satisfaction of employees' and directors' long term compensation plans and any other corporate purposes.

  During 1997, the Company issued 35,986 ordinary shares to satisfy options exercised under the Company's fixed stock option plan (see Note 11). A further 26,000 options were exercised during the year, all of which were satisfied by issuing shares from the trust as described above.

  In addition, the Company converted 251,923 "B" shares into "A" shares.

11. SHARE OPTIONS AND AWARDS

  At December 31, 1997 the Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost of $3,244,000 has been charged against income for 1997 (1996: $400,701). The compensation expense for 1997 and 1996 determined using the fair value methodology of SFAS No. 123 is not materially different from the expense calculated in accordance with APB No. 25 and therefore pro forma net income and earnings per share, as required by SFAS No. 123, are not shown.

  On January 9, 1995, the Company adopted two Executive Share Option Plans (the "Stock Option Plan"). The Stock Option Plan provides for the grant to eligible employees of options to purchase Class A ordinary shares of the Company (the "Option Shares"). The aggregate number of Option Shares issued and Option Shares for which an option may be granted is limited to 8% of the aggregate number of common shares of the Company outstanding. The options are only exercisable upon the occurrence of certain specified events and will expire no later than 10 years after the date granted. The Stock Option Plan is administered by the Board of Directors of the Company, which determines which employees are granted options.

  A summary of the Company's fixed stock option plan as of December 31, 1997 and changes during the year then ended is presented below:

                                                  WEIGHTED-
                                                   AVERAGE
        FIXED OPTIONS                 SHARES    EXERCISE PRICE
        -------------                ---------  --------------
   OUTSTANDING AT JANUARY 1, 1995          --       $  --
   Granted                             685,047        6.25
   Exercised                               --          --
   Forfeited                           (24,138)       5.80
                                     ---------      ------
   OUTSTANDING AT JANUARY 1, 1996      660,909      $ 6.26
   Granted                             182,893       13.64
   Exercised                           (27,258)       5.80
   Forfeited                               --          --
                                     ---------      ------
   OUTSTANDING AT JANUARY 1, 1997      816,544      $ 7.93
   Granted                           1,059,150       24.02
   Exercised                           (61,986)       6.19
   Forfeited                           (21,098)      10.31
                                     ---------      ------
   OUTSTANDING AT DECEMBER 31, 1997  1,792,610      $17.47
                                     =========      ======

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  As of December 31, 1997, the fixed options outstanding under the Plan have exercise prices between $5.80 and $25.52 and a weighted-average remaining contractual life of 6.99 years.

  Options outstanding and options exercisable at December 31, 1997 are summarized as follows:

                                       OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                           -------------------------------------------- --------------------------
                                           WEIGHTED-       WEIGHTED-                  WEIGHTED-
          RANGE OF           NUMBER    AVERAGE REMAINING    AVERAGE       NUMBER       AVERAGE
      EXERCISE PRICES      OUTSTANDING CONTRACTUAL LIFE  EXERCISE PRICE EXERCISABLE EXERCISE PRICE
      ---------------      ----------- ----------------- -------------- ----------- --------------
   $ 5.01 - 10.00             562,629        6.97            $ 6.30       464,745       $ 6.41
    10.01 - 15.00             134,581        6.04             12.80        17,241        12.80
    15.01 - 20.00             270,400        7.51             18.95           --           --
    20.01 - 25.00              55,000        7.88             23.19           --           --
    25.01 - 30.00             770,000        9.84             25.52       100,000        25.52
                            ---------                                     -------
                            1,792,610                                     581,986
                            =========                                     =======
   Options exercisable at
    December 31, 1996                                       391,198
   Options exercisable at
    December 31, 1995                                           --

  In connection with the Octavian Acquisition in 1996, the Company established the Octavian Stock Option Plan providing for the grant of options to certain individual members of management of Octavian based on profit commissions received by Octavian for the 1996 to 2000 years of account. Under the Octavian Stock Option Plan, such members of management will receive annual option grants to purchase a number of Shares equal in the aggregate to (i) 90% of the profit commission received by Octavian from the Octavian Syndicates (less underwriters' and management bonuses relating thereto and corporate taxes) for each year of account (the "Profit Commission Component"), divided by (ii) the fully diluted net asset value (as defined in the Octavian Stock Option Plan) per ordinary shares of the Company as at the end of the applicable year of account. The aggregate Profit Commission Component for the 1996 to 2000 years of account is subject to a maximum of (Pounds)10 million ($16 million) and no further options shall be issued once such maximum has been reached. The options will be issued upon receipt of the profit commissions on closure of each year of account under applicable Lloyd's regulations, which currently are 1999 to 2003 for each of the years 1996 to 2000, respectively. The options have a nominal exercise price and become exercisable on or after the January, next succeeding the date of grant, commencing January 1, 2000, provided that all options issued after January 1, 2002 become immediately exercisable.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  A summary of the Company's performance-based stock option plan as of December 31, 1997 and changes during the two years then ended is presented below:

                                                                 WEIGHTED-
                                                                  AVERAGE
       PERFORMANCE-BASED OPTIONS                        SHARES EXERCISE PRICE
       -------------------------                        ------ --------------
     OUTSTANDING AT JANUARY 1, 1996                        --      $ --
     Granted                                            29,849      0.00
     Exercised                                             --        --
     Forfeited                                             --        --
                                                        ------     -----
     OUTSTANDING AT JANUARY 1, 1997                     29,849     $0.00
                                                        ======     =====
     Granted                                            66,648     $0.00
     Exercised                                             --        --
     Forfeited                                             --        --
                                                        ------     -----
     Outstanding at December 31, 1997                   96,497     $0.00
                                                        ======     =====
     Options exercisable at December 31, 1997 and 1996     Nil

  As of December 31, 1997, the 96,497 performance options outstanding under the Plan all have exercise prices of $nil and a weighted-average remaining contractual life of 7.25 years.

12. REINSURANCE

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

  A credit risk exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance arrangements. As is customary in the London Market, collateral is not generally obtained from reinsurers. Reinsurance contracts do not relieve the ceding company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses; consequently allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from its exposure to individual reinsurers.

  The Company cedes reinsurance to and assumes reinsurance from Lloyd's syndicates. As of December 31, 1997, the aggregate exposure in respect of reinsurance ceded to Lloyd's syndicates in respect of continuing operations, including estimated reinsurance recoveries in respect of losses incurred but not reported, was approximately $87,583,000, the majority of which was ceded into Equitas with effect from September 4, 1996. No specific bad debt provision has been established for amounts due from Lloyd's syndicates.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  (a) Net premiums written are comprised of the following:

                          YEAR ENDED DECEMBER 31,
                         ----------------------------
                           1997      1996      1995
                         --------  --------  --------
                           (DOLLARS IN THOUSANDS)
   Direct business       $269,577  $119,601  $ 86,296
   Reinsurance assumed    280,666   241,409   216,362
   Reinsurance ceded      (66,698)  (49,844)  (55,673)
                         --------  --------  --------
   Net premiums written  $483,545  $311,166  $246,985
                         ========  ========  ========

  (b) Net premiums earned are comprised of the following:

                         YEAR ENDED DECEMBER 31,
                        ----------------------------
                          1997      1996      1995
                        --------  --------  --------
                          (DOLLARS IN THOUSANDS)
   Direct business      $209,414  $100,309  $ 89,323
   Reinsurance assumed   260,603   227,574   221,151
   Reinsurance ceded     (50,948)  (49,127)  (58,574)
                        --------  --------  --------
   Net premiums earned  $419,069  $278,756  $251,900
                        ========  ========  ========

  (c) Losses and loss adjustment expenses, net, are comprised of the following:

                                                YEAR ENDED DECEMBER 31,
                                               ----------------------------
                                                 1997      1996      1995
                                               --------  --------  --------
                                                 (DOLLARS IN THOUSANDS)
   Losses and loss adjustment expenses, gross  $329,463  $213,872  $275,962
   Reinsurance ceded                            (46,983)  (35,598)  (96,851)
                                               --------  --------  --------
   Losses and loss adjustment expenses, net    $282,480  $178,274  $179,111
                                               ========  ========  ========

13. LIABILITY FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

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

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Movement in unpaid losses and loss adjustment expenses for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:

                                               1997        1996        1995
                                            ----------  ----------  ----------
                                                 (DOLLARS IN THOUSANDS)
Reserves for unpaid losses and loss
 adjustment expenses, at beginning of year  $1,078,108  $1,168,652  $1,223,842
  Less reinsurance recoverables               (254,129)   (354,417)   (376,529)
                                            ----------  ----------  ----------
Net balance at beginning of year               823,979     814,235     847,313
                                            ----------  ----------  ----------
Incurred related to:
  Current year                                 292,876     180,874     175,852
  Prior years                                  (10,396)     (2,600)      3,259
                                            ----------  ----------  ----------
Total incurred                                 282,480     178,274     179,111
                                            ----------  ----------  ----------
Paid related to:
  Current year                                 (69,685)    (50,303)    (43,820)
  Prior years                                 (145,702)   (123,438)   (169,786)
                                            ----------  ----------  ----------
Total paid                                    (215,387)   (173,741)   (213,606)
Foreign exchange adjustment                    (10,967)      5,211       1,417
                                            ----------  ----------  ----------
Net balance at end of year                  $  880,105  $  823,979  $  814,235
  Net reserves from Corifrance Acquisition      30,891         --          --
                                            ----------  ----------  ----------
Net reserves at end of year                    910,996     823,979     814,235
Plus Reinsurance recoverables:
  The Company                                  236,847     254,129     354,417
  Reinsurance recoverables related to net
   reserves from Corifrance acquisition          9,881         --          --
                                            ----------  ----------  ----------
Reinsurance recoverable by the Company         246,728     254,129     354,417
                                            ----------  ----------  ----------
Reserves for unpaid losses and loss
 adjustment expenses, at end of year        $1,157,724  $1,078,108  $1,168,652
                                            ==========  ==========  ==========

  Incurred claims relating to prior years are offset by decreases to prior year net written and net earned premiums less related acquisition costs of $4,800,000, $3,550,000 and $6,396,000 for 1997, 1996 and 1995 respectively.
When these revisions to prior written and earned premiums are taken into account, the Company experienced net prior year improvement of $5,596,000 in 1997, and deteriorations of $950,000 and $9,655,000 for 1996 and 1995, respectively.

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

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

  ASBESTOS-RELATED LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED AND RESERVES
                                  OUTSTANDING
                             (NET OF REINSURANCE)

                                                   YEAR ENDED DECEMBER 31,
                                                   -------------------------
                                                    1997     1996     1995
                                                   -------  -------  -------
                                                   (DOLLARS IN THOUSANDS)
   Reserves for unpaid losses and loss adjustment
    expenses, at beginning of year                 $58,400  $47,900  $40,800
   Incurred losses and loss adjustment expenses      2,808       97    8,000
   Paid losses and loss adjustment expenses         (2,453)  (1,700)    (900)
                                                   -------  -------  -------
   Reserves for unpaid losses and loss adjustment
    expenses, at end of year prior to
    reclassification                               $58,755  $46,297  $47,900
   Reclassification of reserves previously
    identified as non-Asbestos-Related losses          --    12,103      --
                                                   -------  -------  -------
   Reserves for unpaid losses and loss adjustment
    expenses, at end of year                       $58,755  $58,400  $47,900
                                                   =======  =======  =======

   ENVIRONMENTAL POLLUTION LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED AND
                             RESERVES OUTSTANDING
                             (NET OF REINSURANCE)

                                                   YEAR ENDED DECEMBER 31,
                                                   -------------------------
                                                    1997     1996     1995
                                                   -------  -------  -------
                                                   (DOLLARS IN THOUSANDS)
   Reserves for unpaid losses and loss adjustment
    expenses, at beginning of year                 $33,900  $38,400  $37,600
   Incurred losses and loss adjustment expenses     (2,032)  (1,500)   1,700
   Paid losses and loss adjustment expenses         (1,526)  (3,000)    (900)
                                                   -------  -------  -------
   Reserves for unpaid losses and loss adjustment
    expenses, at end of year                       $30,342  $33,900  $38,400
                                                   =======  =======  =======

  The reinsurance recoverables netted against the loss reserves for each of the years 1997, 1996 and 1995 are as follows:

                                     YEAR ENDED DECEMBER 31,
                                    ----------------------------
                                      1997      1996      1995
                                    --------  --------  --------
                                      (DOLLARS IN THOUSANDS)
   Reserves (gross of reinsurance)  $111,805  $111,900  $100,000
   Reinsurance recoverables          (22,708)  (19,600)  (13,700)
                                    --------  --------  --------
   Reserves (net of reinsurance)    $ 89,097  $ 92,300  $ 86,300
                                    ========  ========  ========

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


14. ALLOWANCE FOR DOUBTFUL ACCOUNTS

  Insurance balances receivable and reinsurance recoverable on paid and unpaid losses are stated after deduction of an allowance for doubtful accounts as of December 31, 1997 and 1996 of $28,904,000 and $29,149,000, respectively.
Doubtful accounts against which provisions of $841,000 had previously been made were written off during 1997. The charge to doubtful accounts was $1,238,000, for the year ended December 31, 1997, a release for doubtful accounts of $1,142,000 was made for the year ended December 31, 1996 and a charge to doubtful accounts of $3,000,000 was made for the year ended December 31, 1995.

15. COMMITMENTS AND CONTINGENT LIABILITIES

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

  (b) Guarantees have been given by Terra Nova in favor of The Prudential Insurance Company Limited and the Royal Bank of Scotland (Industrial Leasing) Limited in respect of leases granted to Market Building Limited in connection with the development of the London Underwriting Centre ("LUC"). The fire that occurred in August 1991, during the course of fitting out the new LUC, gave rise to the possibility of some shortfall of rental income in the future. Each year, the Company, charges its share of the expense necessary to maintain the LUC as a trading center.

  (c) The Company entered into various lease agreements for office space. Certain leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, certain leases contain escalation clauses related to the cost of living in future years. The future minimum aggregate rental commitments for office space at December 31, 1997 under non-cancelable operating leases are as follows:

                               (DOLLARS
                YEAR              IN
                ----          THOUSANDS)
        1998                   $ 4,534
        1999                     3,464
        2000                     3,072
        2001                     1,634
        2002                       723
        2003 and later years     3,188
                               -------
                               $16,615
                               =======

  Rental expense on property leases of $4,102,000, $3,802,000 and $2,257,000 was incurred for the periods to December 31, 1997, 1996 and 1995 respectively.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


16. LONG-TERM DEBT

  On August 26, 1997 UK Holdings completed an issue of $75 million 7.2% Senior Notes due 2007, guaranteed fully and unconditionally by Bermuda Holdings. The net proceeds were used to finance the acquisition of Corifrance on September 8, 1997 and for other corporate purposes.

  The Company's total outstanding consolidated indebtedness at December 31, 1997 was thus comprised of $175 million of the Senior Notes including the $100 million 10.75% Senior Notes due 2005, issued in 1995. The estimated fair value of these Senior Notes at December 31, 1997 was $188.0 million, comprising $76.5 million of 7.2% Senior Notes due 2007 and $111.5 million of 10.75% Senior Notes due 2005.

  The 10.75% Senior Notes due 2005 may be redeemed at the option of UK Holdings at any time on or after July 1, 2000, at a redemption price equal to 104.031%, 102.688%, 101.344% and 100.000%, for the years 2000, 2001, 2002 and
2003 and thereafter, respectively, of the aggregate principal amount thereof plus accrued and unpaid interest thereon to the date of redemption. Subject to certain limitations, UK Holdings may also redeem on or before the third anniversary of the issuance of the Senior Notes up to 35% of the aggregate principal amount of the Senior Notes originally issued with the net proceeds of one or more offerings of capital stock (other than redeemable capital stock) of Bermuda Holdings or UK Holdings at a redemption price of 109.75% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption. In addition, the Senior Notes are subject to redemption at the option of the holder thereof upon certain events constituting a change of control of Bermuda Holdings or UK Holdings (provided that holders of 25% of Senior Notes outstanding have tendered their Senior Notes for redemption), at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest thereon to the date of redemption, and must be redeemed upon certain tax-related events at a redemption price of 100% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption.

  The 7.2% Senior Notes due 2007 may be redeemed at any time at the option of UK Holdings at a redemption price equal to the sum of: (i) the principal amount of the Senior Notes being redeemed plus accrued interest to the redemption date and (ii) the make-whole amount, if any.

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

17. AVIATION BUSINESS IN RUN-OFF

  Pursuant to a decision by Terra Nova's directors in February 1992 to cease writing aviation business ("Aviation"), Aviation has been accounted for as a discontinued operation in the predecessor financial statements.

  Insurance cover provided under Aviation policies issued by Terra Nova ceased upon the expiration of the last policy on December 31, 1992. However, Terra Nova may continue to receive payments from policyholders pursuant to existing contracts and to make payments under ceded reinsurance contracts. In addition, Terra Nova will continue to settle claims and make recoveries from its reinsurers. These future receipts and payments, together with the costs of running off the Aviation business, have been considered as part of estimating the loss

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

from abandonment of Aviation business for periods up to December 31, 1994. However, as explained in Note 13, estimates of ultimate liabilities for losses and loss adjustment expenses may vary as a result of subsequent development. Following the Acquisition charges or credits resulting from changes in estimates after December 31, 1994 are reflected in continuing operations of the Company. Terra Nova estimates that in excess of 90% of Aviation liabilities will have been settled within three years after December 31, 1997.

  Details of the net liabilities of Aviation are as follows:

                                                       AT DECEMBER 31,
                                                      -------------------
                                                        1997      1996
                                                      --------  ---------
                                                         (DOLLARS IN
                                                          THOUSANDS)
   Reinsurance recoverable on paid losses             $ 10,201  $  11,595
   Reinsurance recoverable on unpaid losses             42,781     91,066
   Insurance balances receivable                            41        --
   Taxation recoverable                                    206        227
                                                      --------  ---------
     Total assets                                       53,229    102,888
                                                      --------  ---------
   Unpaid losses and loss adjustment expenses          (75,846)  (139,667)
   Insurance balances payable                           (4,955)    (5,818)
   Other liabilities                                      (663)      (689)
                                                      --------  ---------
     Total liabilities                                 (81,464)  (146,174)
                                                      --------  ---------
     Net liabilities of Aviation business in run-off  $(28,235) $ (43,286)
                                                      ========  =========

  Details of the operating results of Aviation business in run-off are as follows:

                                             YEAR ENDED DECEMBER
                                                     31,
                                             ---------------------
                                              1997    1996   1995
                                             ------  ------ ------
                                                 (DOLLARS IN
                                                  THOUSANDS)
   Gross premiums written                    $1,468  $4,432 $9,009
   Net premiums earned                        1,577   1,624  4,668
   Losses and loss adjustment expenses, net      (6)    997  4,407
   Other expenses                             1,563     627    261
   Net loss                                     --      --     --

  Reinsurance recoverable on paid and unpaid losses in relation to Aviation are stated after deduction of an allowance for doubtful accounts as of December 31, 1997, 1996 and 1995 of $4,715,000, $5,261,000 and $7,294,990,
respectively.

  As of December 31, 1997, Terra Nova's aggregate exposure in respect of reinsurance ceded to Lloyd's syndicates in relation to Aviation, including estimated reinsurance recoveries in respect of losses incurred but not reported, was approximately $15,530,000, all of which was ceded into Equitas with effect from September 4, 1996.

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

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

allocated to Aviation by applying the relevant U.K. corporation tax rates to the pre-tax loss on Aviation operations.

18. OWNERSHIP AND RELATED PARTY TRANSACTIONS

  Fees of $487,500, $3,216,004 and $2,500,000 were paid to a related party in 1997, 1996 and 1995 respectively, relating to the Offerings, the issue of the Senior Notes, and the Acquisitions and the capitalization of the Company.

19. SEGMENT INFORMATION

  The Company's operations are conducted principally through four segments:
Marine & Aviation, Non-marine, Agency and the Corporate operations. The Corporate segment holds the assets, principally investments not allocable to the insurance underwriting and agency operations.

  Substantially all of the revenues are derived from business within the London Market. Additional operations are conducted in Belgium, Bermuda, Canada and France.

  The following table is a summary of the operations of the four segments for the years ended December 31, 1997, 1996 and 1995:

                                                     1997
                               ------------------------------------------------
                               MARINE &   NON-
                               AVIATION  MARINE  AGENCY  CORPORATE CONSOLIDATED
                               -------- -------- ------- --------- ------------
                                            (DOLLARS IN THOUSANDS)
Revenues                       $146,947 $331,192 $15,571 $ 40,125   $  533,835
                               -------- -------- ------- --------   ----------
Income from operations before
 income taxes                    19,827   46,698   2,441   22,083       91,049
                               -------- -------- ------- --------   ----------
Identifiable assets             523,972  986,780  12,567  696,815    2,220,134
                               -------- -------- ------- --------   ----------
                                                     1996
                               ------------------------------------------------
                               MARINE &   NON-
                               AVIATION  MARINE  AGENCY  CORPORATE CONSOLIDATED
                               -------- -------- ------- --------- ------------
                                            (DOLLARS IN THOUSANDS)
Revenues                       $105,558 $225,346 $ 8,998 $ 38,157   $  378,059
                               -------- -------- ------- --------   ----------
Income from operations before
 income taxes                    20,582   39,479     461   22,146       82,668
                               -------- -------- ------- --------   ----------
Identifiable assets             558,475  788,916   6,183  513,773    1,867,347
                               -------- -------- ------- --------   ----------

                                                        1995
                                      ----------------------------------------
                                      MARINE &   NON-
                                      AVIATION  MARINE  CORPORATE CONSOLIDATED
                                      -------- -------- --------- ------------
                                               (DOLLARS IN THOUSANDS)
Revenues                              $108,003 $197,521 $ 31,348   $  336,872
                                      -------- -------- --------   ----------
Income from operations before income
 taxes                                  16,710   27,320   18,403       62,433
                                      -------- -------- --------   ----------
Identifiable assets                    614,340  736,852  433,844    1,785,036
                                      -------- -------- --------   ----------

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


20. STATUTORY FINANCIAL DATA

  (a) Terra Nova files an annual audited return with the H.M. Treasury (the "Treasury") in the U.K. The Treasury has assumed the responsibilities for supervision of insurance companies previously undertaken by the D.T.I.. The Treasury requires U.K. insurance companies to comply with prescribed minimum solvency margins. Terra Nova's unaudited required minimum Treasury solvency margin and unaudited solvency margin at December 31, 1997 were $30,117,000 and $201,557,000, respectively. Terra Nova's unaudited and estimated Treasury Return policyholders' surplus and unaudited net income for the year ended December 31, 1997 and the audited Treasury Return policyholders' surplus and net income as reported in the annual returns to the Treasury for the years ended December 31, 1996 and 1995 are as follows:

                                   1997       1996     1995
                                ----------- -------- --------
                                (UNAUDITED)
                                   (DOLLARS IN THOUSANDS)
   Policyholders' surplus        $231,674   $234,400 $212,480
   Net income before dividends     47,586     23,615   18,778

  Terra Nova's ability to pay dividends is limited by a Notice of Requirements issued by the Treasury, which requires Terra Nova to give 14 days' advance notice to the Treasury of its intention to declare and pay a dividend. In addition, Terra Nova must comply with the Companies Act 1985, which provides that dividends may only be paid out of distributable profits.

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

  Terra Nova (Bermuda)'s statutory capital and surplus and minimum required statutory capital and surplus at December 31, 1997, 1996 and 1995 respectively were:

                                              1997       1996     1995
                                           ----------- -------- --------
                                           (UNAUDITED)
                                              (DOLLARS IN THOUSANDS)
   Statutory capital and surplus            $260,612   $219,374 $121,970
   Minimum required statutory capital and
    surplus                                  100,000    100,000   31,577

  Bermuda Holdings' and UK Holdings' ability to meet their expenses and debt services requirements is dependent upon the ability of Terra Nova and Terra Nova (Bermuda) to pay dividends as described above.

21. SUMMARIZED FINANCIAL INFORMATION FOR UK HOLDINGS

  UK Holdings was incorporated in the United Kingdom on November 7, 1994 for the purposes of acquiring Terra Nova. UK Holdings is the issuer of Senior Notes as described in Note 16. Bermuda Holdings is the guarantor of such notes. The Guarantee is full and unconditional.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Summarized consolidated balance sheet information as at December 31, 1997 and 1996 and summarized consolidated statements of operations information for the years December 31, 1997, 1996 and 1995 relating to UK Holdings is set out below.

                                                        DECEMBER 31,
                                                    ---------------------
                                                       1997       1996
                                                    ---------- ----------
                                                         (DOLLARS IN
                                                         THOUSANDS)
   Investments and cash                             $  960,191 $  872,171
   Reinsurance recoverable on unpaid losses            407,560    387,733
   Accrued premium income                              170,006    108,012
   Other assets                                        288,077    193,212
                                                    ---------- ----------
     Total assets                                   $1,825,834 $1,561,128
                                                    ========== ==========
   Unpaid losses and loss adjustment expenses       $1,077,327 $1,011,015
   Unearned premiums                                   254,833    157,515
   Net liabilities of Aviation business in run-off      21,985     36,913
   Long-term debt                                      175,000    100,000
   Other liabilities                                   119,971     83,440
                                                    ---------- ----------
     Total liabilities                               1,649,116  1,388,883
                                                    ---------- ----------
     Total shareholders' equity                        176,718    172,245
                                                    ---------- ----------
     Total liabilities, minority interests and
      shareholders' equity                          $1,825,834 $1,561,128
                                                    ========== ==========

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  -------- --------
                                                     (DOLLARS IN THOUSANDS)
   Net premiums earned                             $357,939  $243,812 $186,292
   Net investment income                             55,698    52,102   57,374
   Realized investment gains                         15,306    12,217    8,735
   Foreign exchange (losses) gains                   (1,240)      213    1,575
   Agency income                                     15,571     8,998      --
                                                   --------  -------- --------
   Total revenues                                   443,274   317,342  253,976
                                                   --------  -------- --------
   Underwriting costs and expenses                  384,530   264,627  206,278
                                                   --------  -------- --------
   Income from operations before income taxes and
    minority interests                               58,744    52,715   47,698
                                                   --------  -------- --------
   Net income                                      $ 41,105  $ 34,430 $ 29,806
                                                   ========  ======== ========

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


22. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                    1997
                             ---------------------------------------------------
                             THREE MONTHS THREE MONTHS THREE MONTHS THREE MONTHS
                                ENDED        ENDED        ENDED        ENDED
                               MARCH 31     JUNE 30    SEPTEMBER 30 DECEMBER 31
                             ------------ ------------ ------------ ------------
                                 (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
   Revenues                    $108,335     $122,524     $130,409     $173,108
                               ========     ========     ========     ========
   Net income                  $ 18,144     $ 16,504     $ 19,009     $ 19,753
                               ========     ========     ========     ========
   Basic earnings per share    $   0.70     $   0.64     $   0.75     $   0.78
                               ========     ========     ========     ========
   Diluted earnings per
    share                      $   0.69     $   0.63     $   0.74     $   0.76
                               ========     ========     ========     ========
                                                    1996
                             ---------------------------------------------------
                             THREE MONTHS THREE MONTHS THREE MONTHS THREE MONTHS
                                ENDED        ENDED        ENDED        ENDED
                               MARCH 31     JUNE 30    SEPTEMBER 30 DECEMBER 31
                             ------------ ------------ ------------ ------------
                                 (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
   Revenues                    $101,942     $ 94,919     $ 88,876     $ 92,322
                               ========     ========     ========     ========
   Net income                  $ 15,485     $ 18,644     $ 14,449     $ 15,328
                               ========     ========     ========     ========
   Basic earnings per share    $   1.01     $   0.77     $   0.56     $   0.59
                               ========     ========     ========     ========
   Diluted earnings per
    share                      $   0.85     $   0.77     $   0.55     $   0.58
                               ========     ========     ========     ========

  The Company's net income per share amounts are based on the weighted average number of shares outstanding during the periods (see Note 9). The quarterly 1997 and 1996 per share data shown above, do not agree to those previously reported on form 10Q due to the adoption of SFAS No. 128 "Earnings per Share" in the fourth quarter of 1997.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in nor any disagreements with accountants on accounting and financial disclosure within the 36 months ended December 31, 1997.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this Item is included in the 1997 Proxy Statement dated March 30, 1998, and such information is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

  Information required by this Item is included in the 1997 Proxy Statement dated March 30, 1998, and such information is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this Item is included in the 1997 Proxy Statement dated March 30, 1998, and such information is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this Item is included in the 1997 Proxy Statement dated March 30, 1998, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Index to Financial Statements. The financial statements filed as part of this report are listed on the Index to Financial Statements on page 43 hereof.

                    INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                      PAGE
                                                                      ----
 Report of Independent Accountants on Schedules                        76
                --Summary of Investments--Other than Investments in
 Schedule I     Related Parties                                        77
                --Condensed Financial Information of Registrant
 Schedule II(a) (Parent Company)(1)                                    78
                --Condensed Balance Sheet
                --Condensed Financial Information of Registrant
 Schedule II(b) (Parent Company)(1)                                    79
                --Condensed Statement of Operations
                --Condensed Financial Information of Registrant
 Schedule II(c) (Parent Company)(1)                                    80
                --Condensed Statement of Cash Flows
 Schedule III   --Supplementary Insurance Information                  81
 Schedule IV    --Reinsurance                                          82
 Schedule V     --Valuation and Qualifying Accounts                    83
 Schedule VI    --Supplementary Information Concerning
                   Property/Casualty Insurance Operations              84
   Other Schedules have been omitted as they are not applicable to the Company.
   (b) Reports on Form 8-K.
   The reports on Form 8-K have been filed during the last quarter
       of the period covered by this report                            85
   (c) Exhibits.
   The Index to Exhibits and the Exhibits filed as part of this
 report                                                                86

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Terra Nova (Bermuda) Holdings Ltd.

  In connection with our audits of the consolidated balance sheets of Terra Nova (Bermuda) Holdings Ltd. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997, 1996 and 1995 which financial statements are included in the Form 10-K, we have also audited the financial statement schedules listed in Item 14 herein.

  In our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

Coopers & Lybrand

Hamilton, Bermuda
March 6, 1998

                                                         SUPPLEMENTAL SCHEDULE I

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES

       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES

                            AS OF DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                    AMOUNT
                                                                   AT WHICH
                                                                   SHOWN IN
                                                         MARKET   THE BALANCE
            TYPE OF INVESTMENT                 COST      VALUE       SHEET
            ------------------              ---------- ---------- -----------
Fixed maturities:
  Bonds:
    United States Government and government
     agencies and authorities               $  298,618 $  312,720 $  312,720
    States, municipalities and political
     subdivisions                               40,130     41,384     41,384
    Foreign governments                        429,811    447,176    447,176
    Public utilities                               --         --         --
    Convertibles and other bonds with
     warrants attached                             --         --         --
    All other corporate bonds                  451,240    460,178    460,178
  Certificates of deposit                          --         --         --
  Redeemable preferred stocks                      --         --         --
                                            ---------- ---------- ----------
    Total fixed maturities                  $1,219,799 $1,261,458 $1,261,458
                                            ========== ========== ==========
Equity securities:
  Common stocks:
    Public utilities                        $      --  $      --  $      --
    Banks, trust and insurance companies        15,483     24,909     24,909
    Industrial, miscellaneous and all other     54,298     79,325     79,325
  Non redeemable preferred stocks                  --         --         --
                                            ---------- ---------- ----------
    Total equity securities                 $   69,781 $  104,234 $  104,234
                                            ========== ========== ==========
Mortgage loans on real estate               $      --  $      --  $      --
Real estate                                        --         --         --
Policy loans                                       --         --         --
Other long-term investment                         --         --         --
                                            ---------- ---------- ----------
    Total investments                       $1,289,580 $1,365,692 $1,365,692
                                            ========== ========== ==========

                                                    SUPPLEMENTAL SCHEDULE II(A)

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES

                    PARENT COMPANY FINANCIAL INFORMATION(1)

                            CONDENSED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)

                                                            DECEMBER 31,
                                                          ------------------
                                                            1997      1996
                                                          --------  --------
                         ASSETS
                         ------
Investments in subsidiaries, at cost                      $446,838  $395,549
Fixed Interest Securities                                   28,703       --
Cash                                                         2,146     2,742
                                                          --------  --------
    Total investments and cash                             477,687   398,291
Other assets                                                 5,619     2,812
                                                          --------  --------
    Total assets                                          $483,306  $401,103
                                                          ========  ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Other liabilities                                         $  1,418  $  2,344
                                                          --------  --------
    Total liabilities                                        1,418     2,344
                                                          --------  --------
Shareholders' equity:
  Common shares                                            150,142   149,933
  Stock held in Trust                                       (9,500)      --
  Deferred equity compensation                               3,275       --
  Additional capital                                       111,568   111,544
  Unrealized appreciation in investments of subsidiaries,
   net of minority interests
   and income tax                                           56,430    36,271
  Retained earnings                                        169,973   101,011
                                                          --------  --------
    Total shareholders' equity                             481,888   398,759
                                                          --------  --------
    Total liabilities and shareholders' equity            $483,306  $401,103
                                                          ========  ========

--------
(1) The parent company condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

                                                    SUPPLEMENTAL SCHEDULE II(B)

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES

                    PARENT COMPANY FINANCIAL INFORMATION(1)

                      CONDENSED STATEMENTS OF OPERATIONS
                            (DOLLARS IN THOUSANDS)

                                                            FOR THE YEAR
                                                           ENDED DECEMBER
                                                                 31,
                                                           ----------------
                                                            1997     1996
                                                           -------  -------
Revenues:
  Net investment income                                    $ 1,953  $ 2,205
  Realizsed losses on sales of investments                     (25)     (39)
  Foreign exchange gains                                         5      --
  Dividend income                                           44,400      --
                                                           -------  -------
    Total revenues                                          46,333    2,166
                                                           -------  -------
Expenses:
  Deferred debt expenses                                       664      664
  Salaries                                                   1,864    1,592
  Legal and professional expenses                              639      463
  Other expenses                                             1,065    1,677
                                                           -------  -------
    Total expenses                                           4,232    4,396
                                                           -------  -------
Income (loss) from continuing operations before equity in
 net income of consolidated subsidiaries                    42,101   (2,230)
Equity in net income of consolidated subsidiaries           31,309   66,136
                                                           -------  -------
Net income                                                 $73,410  $63,906
                                                           =======  =======

--------
(1) The parent company condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

                                                    SUPPLEMENTAL SCHEDULE II(C)

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES

                    PARENT COMPANY FINANCIAL INFORMATION(1)

                      CONDENSED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                        -------------------
                                                          1997      1996
                                                        --------  ---------
Cash flows from operating activities:
  Net loss                                              $ (2,299) $  (2,230)
                                                        --------  ---------
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Realized capital losses                                     25         39
  Stock option compensation expense                          804        --
  Change in accrued investment income                       (604)       --
  Change in other assets and liabilities, net               (289)    (3,479)
                                                        --------  ---------
    Net cash used in operating activities                 (2,363)    (5,670)
                                                        --------  ---------
Cash flows from investing activities:
  Proceeds of fixed maturities sold                       46,181     80,196
  Purchase of fixed maturities                           (74,808)   (80,235)
                                                        --------  ---------
    Net cash used in investing activities                (28,627)       (39)
                                                        --------  ---------
Cash flows from financing activities:
  Investment in subsidiary company                           --    (101,001)
  Net proceeds from initial public offering                  --     113,953
  Proceeds from shares issued                                384        158
  Preference dividends paid to stockholders                  --        (499)
  Stock repurchase                                       (10,020)       --
  Ordinary dividends received from subsidiary company     44,400        --
  Ordinary dividends paid to stockholders                 (4,370)    (1,548)
  Redemption of preference shares                            --     (16,035)
                                                        --------  ---------
    Net cash provided by (used in) financing activities   30,394     (4,972)
                                                        --------  ---------
Change in cash and cash equivalents                         (596)   (10,681)
                                                        --------  ---------
Cash and cash equivalents at beginning of year             2,741     13,422
                                                        --------  ---------
Cash and cash equivalents at end of year                $  2,145  $   2,741
                                                        ========  =========

--------
(1) The parent company condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

                                                       SUPPLEMENTAL SCHEDULE III

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                                               BENEFITS,
                                       LOSSES                                   CLAIMS,   AMORTIZATION
                          DEFERRED    AND LOSS                       NET       LOSSES AND OF DEFERRED    OTHER
                         ACQUISITION ADJUSTMENT UNEARNED PREMIUM  INVESTMENT   SETTLEMENT ACQUISITION  OPERATING PREMIUMS
        SEGMENT             COSTS     EXPENSES  PREMIUMS REVENUE    INCOME      EXPENSES     COSTS     EXPENSES   WRITTEN
        -------          ----------- ---------- -------- -------- ----------   ---------- ------------ --------- ---------
Year ended December 31,
1997
  Non-marine               $36,705    $687,659  $126,141 $225,315  $41,215(a)   $149,352    $63,308     $6,073   $ 233,286
  Marine                    15,931     387,407    51,235   87,247   16,783(a)     54,600     26,892      3,587      84,479
  Octavian                  23,744      82,658    97,558  106,507    1,072(a)     78,528     25,227      4,046     165,780
Year ended December 31,
1996
  Non-marine               $25,031    $638,974  $ 98,360 $182,543  $36,582(a)   $123,615    $50,799     $5,464   $ 204,334
  Marine                    15,929     429,596    53,894   83,921   15,471(a)     46,967     28,139      4,084      78,169
  Octavian                   4,319       9,538    20,866   12,292       95(a)      7,692      3,456        627      28,663
Year ended December 31,
1995
  Non-marine               $18,584    $650,052  $ 78,112 $159,555  $37,966(a)   $120,105    $43,795     $6,301   $ 161,357
  Marine                    18,366     518,600    61,881   92,345   15,658(a)     59,006     28,519      3,768      85,628
  Octavian                     --          --        --       --       --            --         --         --          --

----
(a) Net investment income excludes investment income and realized gains of $41,393,000, $37,732,000 and $30,238,000 for 1997, 1996 and 1995,
    respectively, which is attributed to the Parent as disclosed in note 19 to the Consolidated Financial Statements.

                                                        SUPPLEMENTAL SCHEDULE IV

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES

                                  REINSURANCE

                            AS OF DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                      PERCENT
                                         CEDED    ASSUMED            OF AMOUNT
                               GROSS   TO OTHER  FROM OTHER   NET     ASSUMED
      PREMIUMS WRITTEN         AMOUNT  COMPANIES COMPANIES   AMOUNT   TO NET
      ----------------        -------- --------- ---------- -------- ---------
PROPERTY-CASUALTY
Year Ended December 31, 1997  $269,577  $66,698   $280,666  $483,545   58.04%
Year Ended December 31, 1996   119,601   49,844    241,409   311,166   77.60%
Year Ended December 31, 1995    86,296   55,673    216,362   246,985   87.60%

                                                         SUPPLEMENTAL SCHEDULE V

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                   CHARGED TO
                           BALANCE      CHARGED      OTHER                   BALANCE
                         AT BEGINNING   TO COSTS   ACCOUNTS-- DEDUCTIONS--   AT END
      DESCRIPTION         OF PERIOD   AND EXPENSES  DESCRIBE    DESCRIBE    OF PERIOD
      -----------        ------------ ------------ ---------- ------------  ---------
Year Ended December 31,
 1997
  Allowance for Doubtful
   Accounts                $29,149      $ 1,238      $ --        $1,483 (a)  $28,904
Year Ended December 31,
 1996
  Allowance for Doubtful
   Accounts                 30,165       (1,142)       --          (126)(a)   29,149
Year Ended December 31,
 1995
  Allowance for Doubtful
   Accounts                 29,076        3,000        --         1,911 (a)   30,165

--------
(a) Amounts previously charged utilized against irrecoverable balances.

                                                        SUPPLEMENTAL SCHEDULE VI

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
               CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                  LOSSES AND
                                                                                LOSS ADJUSTMENT
                                                                               EXPENSES INCURRED
                              RESERVE                                             RELATED TO                      PAID
                             FOR LOSSES                                        -----------------  AMORTIZATION LOSSES AND
                  DEFERRED    AND LOSS  DISCOUNT,                      NET       (1)      (2)     OF DEFERRED     LOSS
                 ACQUISITION ADJUSTMENT  IF ANY,  UNEARNED  EARNED  INVESTMENT CURRENT   PRIOR    ACQUISITION  ADJUSTMENT PREMIUMS
    SEGMENT         COSTS     EXPENSES  DEDUCTED  PREMIUMS PREMIUMS   INCOME     YEAR    YEARS       COSTS      EXPENSES  WRITTEN
    -------      ----------- ---------- --------- -------- -------- ---------- -------- --------  ------------ ---------- --------
Year Ended
December 31,
1997
  Continuing
  operations       $76,380   $1,157,724   $ --    $274,934 $419,069  $57,998   $292,875 $(10,395)   $115,427    $215,387  $483,545
  Aviation
  business in
  run-off              --        75,846     --         --     1,577      --         --        (6)        --       14,500     1,577
Year Ended
December 31,
1996
  Continuing
  operations        45,279    1,078,108     --     173,120  278,756   52,053    180,874   (2,600)     82,394     173,741   311,166
  Aviation
  business in
  run-off              --       139,667     --         --     1,624      --         --       997         --       32,000     1,624
Year Ended
December 31,
1995
  Continuing
  operations        36,950    1,168,652     --     139,993  251,900   53,624    175,852    3,259      72,314     213,606   246,985
  Aviation
  business in
  run-off              --       164,898     --         --     4,668      --         --     4,574         --       15,025     4,668

ITEM 14--EXHIBITS

  (b) Reports

  No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

ITEM 14--EXHIBITS

  (c) Exhibits

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  3.1    Certificate of Incorporation and Memorandum of Association of the
          Company (incorporated by reference to Exhibit 3.2 of the Company's
          Registration Statement on Form S-1, Registration No. 33-93358).
  3.2    Amended and Restated Bye-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on
          Form S-1, Registration No. 333-1726).
  4.1    Form of Share Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, Registration No.
          333-1726).
  4.2    Indenture, dated June 15, 1995, among UK Holdings, the Company and The
          Chase Manhattan Bank, N.A., as trustee (incorporated by reference to
          Exhibit 4.2 of the Company's Registration Statement Form S-1;
          Registration No. 333-1726).
  4.3    First Supplemental Indenture, dated October 12, 1995, among UK
          Holdings, the Company and the Chase Manhattan Bank, N.A., as trustee
          (incorporated by reference to Exhibit 4.3 of the Company's
          Registration Statement Form S-1; Registration No. 333-1726).
  4.4    Deposit and Custody Agreement, dated June 15, 1995, among UK Holdings, the Company, Chase Manhattan Bank Luxembourg, S.A., as Custodian, and
          The Chase Manhattan Bank, N.A., as Depository (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement Form
          S-1; Registration No. 333-1726).
  4.5    Indenture, dated August 26, 1997, among UK Holdings, the Company and
          The Chase Manhattan Bank, as Trustee (incorporated by reference to
          Exhibit 4.1 of the Company's Registration Statement Form F-4 and S-4,
          Registration No. 333-38063,-01).
  4.6    Deposit and Custody Agreement, dated August 26, 1997, among UK
          Holdings, the Company, Chase Manhattan Bank Luxembourg S.A., as
          Custodian, and The Chase Manhattan Bank, as Trustee and as Depository
          (incorporated by reference to Exhibit 4.2 of the Company's
          Registration Statement Form F-4 and S-4, Registration No. 333-38063,-
          01).
 10.1    Exchange Agreement, dated December 20, 1994, among the Company, Aetna,
          CIGNA, Marsh & McLennan, Bowring and Nimrod Securities (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement
          on Form S-1, Registration No. 33-93358).
 10.2    Share Purchase Agreement, dated December 21, 1994, among UK Holdings,
          Aetna, CIGNA, Marsh & McLennan, Bowring and Nimrod Securities
          (incorporated by reference to Exhibit 10.6 of the Company's
          Registration Statement on Form S-1, Registration No. 33-93358).
 10.3    Registration Rights Agreement dated as of March 25, 1996, among the
          Company and certain shareholders of the Company (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on
          Form S-1, Registration No. 333-1726).
 10.4    Exclusivity Agreement, between the Company and DLJSC (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on
          Form S-1, Registration No. 333-1726).
 10.5    Service Agreement, dated October 18, 1993, between Terra Nova and John
          Riddick (incorporated by reference to Exhibit 10.15 of the Company's
          Registration Statement on Form S-1, Registration No. 33-93358).
 10.6    Service Agreement, dated June 14, 1993, between Terra Nova and Richard
          J. Edmunds (incorporated by reference to Exhibit 10.17 of the
          Company's Registration Statement on Form S-1, Registration No. 33-
          93358).

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.7    Service Agreement, dated May 28, 1993, between Terra Nova and Ian L.
          Bowden (incorporated by reference to Exhibit 10.18 of the Company's
          Registration Statement on Form S-1, Registration No. 33-93358).
 10.8    Service Agreement, dated January 5, 1996, between Octavian (formerly
          Saffronplace Limited) and Nigel Harold John Rogers (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on
          Form S-1, Registration No. 333-1726).
 10.9    Letter Agreement, dated January 5, 1996, between the Company and John
          J. Dwyer (incorporated by reference to Exhibit 10.19 of the Company's
          Registration Statement on Form S-1, Registration No. 33-93358).
 10.10   Letter Agreement, dated March 20, 1995, between the Company and John
          J. Dwyer (incorporated by reference to Exhibit 10.20 of the Company's
          Registration Statement on Form S-1, Registration No. 33-93358).
 10.11   Approved Executive Share Option Plan (incorporated by reference to
          Exhibit 10.22 of the Company's Registration Statement on Form S-1,
          Registration No. 333-1726).
 10.12   Octavian 1996 Stock Option Scheme (incorporated by reference to
          Exhibit 10.23 of the Company's Registration Statement on Form S-1,
          Registration No. 333-1726).
 10.13   The Octavian Group Pension Scheme (incorporated by reference to
          Exhibit 10.24 of the Company's Registration Statement on Form S-1,
          Registration No. 333-1726).
 10.14   DTI Notice of Requirements (incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-1, Registration No.
          33-93358).
 10.15   Terra Nova Insurance Company Limited Non-Approved Funded Pension
          Scheme (incorporated by reference to Exhibit 10.28 of the Company's
          Registration Statement on Form S-1, Registration No. 333-1726).
 21.1    Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company's Registration Statement on Form S-1, Registration No.
          333-1726).

                                                                    EXHIBIT 11.1

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

Common Stock outstanding entire year                 25,850,566
Add effect of:
  Options exercised during 1997              34,027
  Stock repurchased during 1997            (297,945)
                                           --------
                                                       (263,918)
                                                     ----------
Shares outstanding for Basic Per Share
 Calculation                                                      25,586,548
                                                                 ===========
Basic Net Income:
  Reported Net Income Available for Common
   Shareholders                                                  $73,410,123
                                                                 ===========
  Basic Net Income Per Share                                     $      2.87
                                                                 ===========
Shares added for Diluted Calculation to
 reflect the effect of:
  Stock Options                                         406,643
                                                     ----------
Shares outstanding for Diluted Per Share
 Calculation                                                      25,993,291
                                                                 ===========
Diluted Net Income:
  Reported Net Income Available for Common
   Shareholders                                                  $73,410,123
                                                                 ===========
  Diluted Net Income Per Share                                   $      2.82
                                                                 ===========

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          TERRA NOVA (BERMUDA) HOLDINGS LTD.

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

     /s/ William O. Bailey           Chairman, President and       March 16, 1998
____________________________________  Chief Executive Officer
         William O. Bailey

     /s/ William J. Wedlake          Senior Vice President and     March 16, 1998
____________________________________  Chief Financial Officer
         William J. Wedlake

       /s/ John J. Dwyer             Deputy Chairman               March 16, 1998
____________________________________
           John J. Dwyer

        /s/ John Riddick             Deputy Chairman               March 16, 1998
____________________________________
            John Riddick

     /s/ Nigel H.J. Rogers           Deputy Chairman               March 16, 1998
____________________________________
         Nigel H.J. Rogers

    /s/ Robert S. Fleischer          Director                      March 16, 1998
____________________________________
        Robert S. Fleischer

       /s/ David L. Jaffe            Director                      March 16, 1998
____________________________________
           David L. Jaffe
