Form 10-Q
period 1998-03-31
TERRA NOVA BERMUDA HOLDING LTD
filed 1998-05-08
CIK 935937

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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


                                RICHMOND HOUSE
                             12 PAR LA VILLE ROAD
                                 HAMILTON HM08
                                    BERMUDA
                   ----------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  (Zip code)


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


                YES    X      NO
                    -------       ----------

The number of registrant's ordinary shares ($5.80 par value) outstanding as of May 8, 1998 was 25,475,501.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION
------------------------------


                                                                               Page No.
                                                                               --------
Item 1.        Financial Statements:

               Consolidated Balance Sheets
                  March 31, 1998 (Unaudited) and December 31, 1997                  1

               Consolidated Statements of Operations (Unaudited)
                  Three Months Ended March 31, 1998 and 1997                        2

               Consolidated Statements of Comprehensive Income (Unaudited)
                  Three Months Ended March 31, 1998 and 1997                        2

               Consolidated Statements of Shareholders' Equity (Unaudited)
                  Three Months Ended March 31, 1998 and 1997                        3

               Consolidated Statements of Cash Flows (Unaudited)
                  Three Months Ended March 31, 1998 and 1997                        4

               Notes to the Interim Consolidated Financial Statements (Unaudited)   5

Item 2.        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                         9


PART II - OTHER INFORMATION
---------------------------

Item 6.         Exhibits and Reports on Form 8-K                                   13

Signatures                                                                         14



                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                            (dollars in thousands)

                                                  AT MARCH 31,   AT DECEMBER 31,
                                                       1998             1997
                                                  ------------   ---------------
                                                   (UNAUDITED)
                    ASSETS
Investments available for sale and cash, at
   fair value:
   Fixed maturities:
      Bonds (amortized cost $1,291,690 and
         $1,219,799 respectively)                  $1,333,493       $1,261,458
      Common stocks (cost $56,585 and $69,781
         respectively)                                 90,173          104,234
      Cash and cash equivalents                        73,564          109,864
                                                   ----------       ----------
         Total investments and cash                 1,497,230        1,475,556

Accrued investment income                              30,714           28,076
Insurance balances receivable                         102,396           74,774
Reinsurance recoverable on paid losses                 41,323           39,402
Reinsurance recoverable on unpaid losses              230,200          246,728
Accrued premium income                                332,378          188,055
Prepaid reinsurance premiums                           62,578           26,853
Deferred acquisition costs                            121,083           76,380
Goodwill                                               26,686           26,918
Other assets                                           37,051           37,392
                                                   ----------       ----------
         Total assets                              $2,481,639       $2,220,134
                                                   ==========       ==========

                   LIABILITIES
Unpaid losses and loss adjustment expenses         $1,184,709       $1,157,724
Unearned premiums                                     450,080          274,934
Insurance balances payable                             71,352           33,833
Income taxes payable                                   13,650           10,274
Deferred income taxes                                  13,162           15,244
Long-term debt                                        175,000          175,000
Net liabilities of Aviation business in run-off        27,658           28,235
Other liabilities                                      40,070           43,002
                                                   ----------       ----------
         Total liabilities                         $1,975,681       $1,738,246
                                                   ----------       ----------

              SHAREHOLDERS' EQUITY
Common shares                                         150,452          150,142
Stock held in Trust                                    (9,500)          (9,500)
Deferred equity compensation                            4,025            3,275
Additional capital                                    111,718          111,568
Retained earnings                                     192,986          169,861
Accumulated other comprehensive income                 56,277           56,542
                                                   ----------       ----------
         Total shareholders' equity                $  505,958       $  481,888
                                                   ----------       ----------

                                                   ----------       ----------
         Total liabilities and shareholders'
            equity                                 $2,481,639       $2,220,134
                                                   ==========       ==========

See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                            1998         1997
                                                         ---------    ---------
REVENUES
   Net written premiums                                  $ 281,845    $ 183,166
   Increase in unearned premiums                          (147,261)    (104,703)
                                                         ---------    ---------
   Net earned premiums                                     134,584       78,463
   Net investment income                                    22,582       19,989
   Realized net capital gains on sales of investments       11,388        5,930
   Foreign exchange gains                                      182          151
   Agency income                                             3,181        3,802
                                                         ---------    ---------
      Total revenues                                       171,917      108,335
                                                         ---------    ---------

EXPENSES
   Losses and loss adjustment expenses, net                 95,208       51,267
   Acquisition costs                                        34,423       22,643
   Other operating expenses                                  4,284        3,971
   Interest expense                                          3,922        2,688
   Agency expense                                            2,831        3,186
   Other expenses                                            1,197        1,098
                                                         ---------    ---------
      Total expenses                                       141,865       84,853
                                                         ---------    ---------

Income from operations before income taxes                  30,052       23,482

Income tax expense                                           5,629        5,338
                                                         ---------    ---------
Net income                                               $  24,423    $  18,144
                                                         =========    =========

Basic earnings per common share                          $    0.96    $    0.70

Diluted earnings per common share                        $    0.94    $    0.69


                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                            1998         1997
                                                         ---------    ---------
Net income                                               $  24,423    $  18,144

Other comprehensive income (loss) net of tax:
   Unrealized depreciation of investments (tax
      benefits $386 and $7,919 respectively)                  (334)     (22,589)
   Currency translation adjustments                             69          (95)
                                                         ---------    ---------
Other comprehensive loss                                      (265)     (22,684)
                                                         ---------    ---------
Comprehensive income (loss)                              $  24,158    $  (4,540)
                                                         =========    =========

See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              1998       1997
                                                            --------   --------
Common shares:
   Balance, beginning of period                             $150,142   $149,933
   Issued during the period                                      310         13
                                                            --------   --------
      Balance, end of period                                $150,452   $149,946
                                                            ========   ========

Stock held in Trust:
   Balance, beginning and end of period                     $ (9,500)  $     --
                                                            ========   ========

Deferred equity compensation:
   Balance, beginning of period                             $  3,275   $     --
   Stock option compensation expense                             750         --
                                                            --------   --------
      Balance, end of period                                $  4,025   $     --
                                                            ========   ========

Additional capital:
   Balance, beginning of period                             $111,568   $111,544
   Stock option compensation expense                             150      1,211
                                                            --------   --------
      Balance, end of period                                $111,718   $112,755
                                                            ========   ========

Retained earnings:
   Balance, beginning of period                             $169,861   $100,821
   Net income                                                 24,423     18,144
   Dividends payable on ordinary shares                       (1,298)      (517)
                                                            --------   --------
      Balance, end of period                                $192,986   $118,448
                                                            ========   ========

Accumulated other comprehensive income:
   Balance, beginning of period                             $ 56,542   $ 36,461
   Unrealized depreciation of investments, net of tax           (334)   (22,589)
   Currency translation adjustments                               69        (95)
                                                            --------   --------
      Balance, end of period                                $ 56,277   $ 13,777
                                                            ========   ========
                                                            --------   --------
      Total shareholders' equity                            $505,958   $394,926
                                                            ========   ========

See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)



                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ----------------------
                                                             1998        1997
                                                          ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 24,423  $  18,144

Adjustments to reconcile net income to net cash
 provided by operating activities:
   Amortization of goodwill                                      232        276
   Stock option compensation expense                             750        811
   Realized capital gains                                    (11,388)    (5,930)
   Change in unpaid losses and loss adjustment expenses       25,544    (25,401)
   Change in unearned premiums and prepaid reinsurance       139,420    104,596
   Change in insurance balances payable                       37,519     21,285
   Change in insurance balances receivable, accrued
    premium income and reinsurance recoverable on paid
    and unpaid losses                                       (157,986)   (84,355)
   Change in deferred acquisition costs                      (44,702)   (41,466)
   Change in accrued investment income                        (2,638)      (713)
   Change in current and deferred income taxes                 1,591      2,932
   Change in other assets and liabilities, net                (2,445)       409
   Change in net liabilities of Aviation business in run-off    (577)      (151)
                                                            --------   --------
      Total adjustments                                      (14,680)   (27,707)
                                                            --------   --------
      Net cash provided by (used in) operating activities      9,743     (9,563)
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds of fixed maturities matured                        3,556     10,048
   Proceeds of fixed maturities sold                         184,735    164,938
   Proceeds of equity securities sold                         54,419     41,768
   Purchase of fixed maturities                             (255,831)  (136,207)
   Purchase of equity securities                             (32,437)   (43,091)
                                                            --------   --------
      Net cash provided by (used in) investing activities    (45,558)    37,456
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Ordinary divided paid                                      (1,298)      (517)
   Stock options exercised                                       460         13
                                                            --------   --------
      Net cash used in financing activities                     (838)      (504)
                                                            --------   --------
Change in cash and cash equivalents                          (36,653)    27,389

Exchange on foreign currency cash balances                       353       (526)
Cash and cash equivalents at beginning of period             109,864     50,544
                                                            --------   --------
Cash and cash equivalents at end of period                  $ 73,564   $ 77,407
                                                            ========   ========

Supplemental disclosure of cash flow information
   Income taxes paid                                        $  3,712   $    100
                                                            ========   ========
   Interest paid                                            $  7,910   $  5,375
                                                            ========   ========


See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements present information in relation to Terra Nova (Bermuda) Holdings Ltd. (the "Company") and have been prepared on the basis of accounting principles generally accepted in the United States of America. All material intercompany accounts and transactions among the companies included in the interim consolidated financial statements have been eliminated. In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1997 and for each of the three years for the period ended December 31, 1997, and related notes thereto included in the Company's Annual Report as filed with the Securities and Exchange Commission.

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

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No.132 is effective for fiscal years beginning after December 15, 1997. This statement significantly changes current annual financial statement disclosure requirements from those that were required under FAS No.87, "Employers' Accounting for Pensions", SFAS No.88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS 106, "Employers' Accounting for Postretirement Benefits other than Pensions". However, SFAS No.132 does not change the existing measurement or recognition provisions of FASB Statement Nos. 87, 88 or
106. In view of this, the Company does not consider that SFAS No.132 has an impact on these interim consolidated financial statements.

4.  COMPREHENSIVE INCOME

In June 1997, FASB issued SFAS No.130 "Reporting Comprehensive Income", effective for financial statements issued for periods beginning after December 15, 1997. SFAS No.130 establishes standards for reporting and display of comprehensive income and its components within a set of financial statements.

Comprehensive income consists of net income and other comprehensive income. Certain prior year amounts have been reclassified to conform with the current year presentation.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5. REINSURANCE CEDED

In the ordinary course of business, Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Terra Nova Capital Limited ("Terra Nova Capital") and Compagnie de Reassurance d'Ile de France ("Corifrance") cede reinsurance to other insurance companies. Ceded reinsurance arrangements provide greater diversification of business and limit the net loss potential arising from large risks. Reinsurance is effected under reinsurance treaties and by negotiation on individual risks.

Terra Nova, Terra Nova (Bermuda) and Terra Nova Capital cede reinsurance to and assume reinsurance from Lloyd's of London ("Lloyd's") syndicates. As of March 31, 1998 the aggregate exposure in respect of reinsurance ceded to Lloyd's syndicates in respect of continuing operations, including estimated reinsurance recoveries in respect of losses incurred but not reported, was approximately $84 million, the majority of which was ceded into Equitas with effect from September 4, 1996.

(A) NET WRITTEN PREMIUMS ARE COMPRISED OF THE
    FOLLOWING:
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
                                                         (DOLLARS IN THOUSANDS)
Direct business                                          $144,916      $ 83,489
Reinsurance assumed                                       193,321       144,167
Reinsurance ceded                                         (56,392)      (44,490)
                                                         --------      --------
Net written premiums                                     $281,845      $183,166
                                                         ========      ========

(B) NET EARNED PREMIUMS ARE COMPRISED OF THE
    FOLLOWING:
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
                                                         (DOLLARS IN THOUSANDS)
Direct business                                          $ 65,773      $ 31,381
Reinsurance assumed                                        90,422        61,034
Reinsurance ceded                                         (21,611)      (13,952)
                                                         --------      --------
Net earned premiums                                      $134,584      $ 78,463
                                                         ========      ========

(B) LOSSES AND LOSS ADJUSTMENT EXPENSES, NET, ARE
    COMPRISED OF THE FOLLOWING:
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
                                                         (DOLLARS IN THOUSANDS)
Losses and loss adjustment expenses                      $103,762      $ 54,938
Reinsurance ceded                                          (8,554)       (3,671)
                                                         --------      --------
Losses and loss adjustment expenses, net                 $ 95,208      $ 51,267
                                                         ========      ========

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

6.  EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

Earnings per share ("EPS") are computed in accordance with SFAS No.128, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. All prior period EPS data presented is restated to conform with the provisions of SFAS No.128.

Basic EPS are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS considers all dilutive potential common shares that were outstanding during the period.

The following EPS have been computed using SFAS No.128:

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                           1998          1997
                                                       -----------   -----------
                                                         (DOLLARS IN THOUSANDS)
                                                          EXCEPT SHARE AMOUNTS)
Income available to common stockholders                $    24,423   $    18,144
                                                       -----------   -----------

Shares outstanding for basic EPS calculation            25,451,043    25,852,473
                                                       -----------   -----------
Basic EPS                                              $      0.96   $      0.70
                                                       ===========   ===========

Shares added for diluted EPS calculation to reflect the effect of:

   Stock options                                           617,309       441,194
                                                       -----------   -----------

Shares outstanding for diluted EPS calculation          26,068,352    26,293,667
                                                       -----------   -----------

Diluted EPS                                            $      0.94   $      0.69
                                                       ===========   ===========

7. SUMMARIZED FINANCIAL INFORMATION FOR TERRA NOVA INSURANCE (UK) HOLDINGS PLC ("UK HOLDINGS")

Summarized consolidated balance sheet information as at March 31, 1998 and December 31, 1997 and summarized consolidated statement of operations information for the three months ended March 31, 1998 and 1997 relating to UK Holdings is set out below. Separate financial statements of UK Holdings are not presented because they would not be material to holders of UK Holdings 10.75% Senior Notes due 2005 or to holders of UK Holdings 7.2% Senior Notes due 2007.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

                                                     MARCH 31,      DECEMBER 31,
                                                       1998             1997
                                                    ----------      ------------
                                                       (DOLLARS IN THOUSANDS)
Investments and cash                                $  976,365       $  960,191
Reinsurance recoverable on unpaid losses               386,281          407,560
Accrued premium income                                 296,503          170,006
Other assets                                           394,978          288,077
                                                    ----------       ----------
   Total assets                                     $2,054,127       $1,825,834
                                                    ==========       ==========

Unpaid losses and loss adjustment expenses          $1,091,563       $1,077,327
Unearned premiums                                      416,122          254,833
Net liabilities of Aviation business in run-off         21,315           21,985
Long-term debt                                         175,000          175,000
Other liabilities                                      159,347          119,971
                                                    ----------       ----------
   Total liabilities                                 1,863,347        1,649,116
                                                    ----------       ----------

   Total shareholders' equity                          190,780          176,718
                                                    ----------       ----------
   Total liabilities and shareholders' equity       $2,054,127       $1,825,834
                                                    ==========       ==========

                                                    THREE MONTHS ENDED MARCH 31,
                                                       1998             1997
                                                    ----------      ------------
                                                       (DOLLARS IN THOUSANDS)
Net earned premiums                                 $  112,206       $   66,692
Net investment income                                   14,204           13,144
Realized investment gains                                9,684            6,148
Foreign exchange gains (losses)                            658             (117)
Agency income                                            3,181            3,802
                                                    ----------       ----------
Total revenues                                         139,993           89,669
                                                    ----------       ----------
Underwriting costs and expenses                       (116,596)         (70,360)
Agency expenses                                         (2,831)          (3,186)
                                                    ----------       ----------

Income from operations before income taxes              20,506           16,123
                                                    ----------       ----------
Net income                                          $   14,877       $   10,785
                                                    ==========       ==========

8. DIVIDENDS DECLARED

On February 6, 1998 the Company declared a dividend of $0.05 per share payable on March 27, 1998 to shareholders of record as of March 6, 1998.

On May 4, 1998 the Company declared a dividend of $0.06 per share payable on June 26, 1998, to shareholders of record as of June 5, 1998.

9. DEBT REFINANCING

On March 27, 1998 the Board of Directors of UK Holdings authorized the repurchase of $4.5 million of the 10.75% Senior Notes due 2005. The total payment of $5,165,348, including accrued interest, was settled on April 1, 1998. On April 20, 1998 the Company announced that UK Holdings had initiated a cash tender offer to redeem the remaining $95.5 million of its 10.75% Senior Notes due 2005 as part of a refinancing plan. The terms of the tender offer are described in the Offer to Purchase and Consent Solicitation Statement dated April 20, 1998.

On May 4, 1998 the Company announced that all outstanding Senior Notes due 2005 had been validly tendered.

The tender offer is part of a refinancing plan that is designed to take advantage of the current low interest rate environment to reduce the Company's interest expense. Subsequently, the Company intends to reissue $100 million of Senior Notes at a price to be determined. It is anticipated that the refinancing will give rise to an extraordinary loss of approximately $11.8 million, net of tax, in the second quarter of 1998.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

The following discussion addresses the principal factors affecting the earnings and financial condition of the Company. All references herein to the "Company" are to Terra Nova (Bermuda) Holdings Ltd. ("Bermuda Holdings") and all of its direct and indirect subsidiaries, including Terra Nova Insurance (UK) Holdings plc ("UK Holdings"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Compagnie de Reassurance d'Ile de France ("Corifrance"), Octavian Syndicate Management Limited ("Octavian") and Terra Nova Capital Limited ("Terra Nova Capital").
This discussion should be read in conjunction with the audited consolidated financial statements of Bermuda Holdings as of December 31, 1997 and for each of the three years for the period ended December 31, 1997 and related notes thereto included in the Company's Annual Report as filed with the Securities and Exchange Commission.

MIX OF BUSINESS

The Company's mix of business and combined ratios for the three months ended March 31, 1998 and 1997 are set forth in the following table:

                                                                        THREE MONTHS ENDED MARCH 31,
                                                           --------------------------------------------------------
                                                                      1998                         1997
                                                              AMOUNT        PERCENT        AMOUNT        PERCENT
                                                           -----------   -------------  ------------   -----------
                                                                           (DOLLARS IN THOUSANDS)
Gross Written Premiums
    Non-marine property                                      $173,480         51.3%        $119,073       52.3%
    Non-marine casualty                                       100,137         29.6           36,197       15.9
    Marine & Aviation                                          64,620         19.1           72,386       31.8
                                                           -----------   -------------  ------------   -----------
        Total                                                $338,237        100.0%        $227,656      100.0%
                                                           ===========   =============  ============   ===========
Net Written Premiums
    Non-marine property                                      $151,102         53.6%        $100,998       55.1%
    Non-marine casualty                                        92,952         33.0           31,664       17.3
    Marine & Aviation                                          37,791         13.4           50,504       27.6
                                                           -----------   -------------  ------------   -----------
        Total                                                $281,845        100.0%        $183,166      100.0%
                                                           ===========   =============  ============   ===========
Net Earned Premiums
    Non-marine property                                      $ 52,352         38.9%        $ 41,107       52.4%
    Non-marine casualty                                        51,517         38.3           13,423       17.1
    Marine & Aviation                                          30,715         22.8           23,933       30.5
                                                           -----------   -------------  ------------   -----------
        Total                                                $134,584        100.0%        $ 78,463      100.0%
                                                           ===========   =============  ============   ===========
Loss and Loss Adjustment Expense Ratios
    Non-marine property                                                       65.9%                       63.9%
    Non-marine casualty                                                       85.1                        78.2
    Marine & Aviation                                                         54.8                        60.6
                                                                         -------------                 -----------
        Total                                                                 70.7%                       65.3%
                                                                         =============                 ===========
Underwriting Expense Ratios
    Non-marine property                                                       34.1%                        33.7%
    Non-marine casualty                                                       17.0                         31.3
    Marine & Aviation                                                         39.4                         35.7
                                                                         -------------                 -----------
        Total                                                                 28.8%                        33.9%
                                                                         =============                 ===========
Combined Ratios
    Non-marine property                                                      100.0%                        97.6%
    Non-marine casualty                                                      102.1                        109.5
    Marine & Aviation                                                         94.2                         96.3
                                                                         -------------                 -----------
        Total                                                                 99.5%                        99.2%
                                                                         =============                 ===========

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results Of Operations

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

  Gross Written Premiums; Net Written Premiums; Net Earned Premiums. Gross written premiums increased 48.6%, to $338.2 million in 1998 from $227.7
million in 1997.   The overall increase in gross written premiums of $110.5
million was mainly a consequence of:

  (A) Terra Nova Capital writing gross premiums of $101.0 million (before "orphan" syndicate business) in 1998 from $50.3 million in 1997, as a consequence of Terra Nova Capital increasing its participation on syndicates managed by Octavian from 47% in 1997 to approximately 60% in 1998. the majority of the business written by Terra Nova Capital is UK auto, casualty, marine and aviation business;

  (B) $27.9 million of casualty premiums related to reinsurance to close of "orphan" Lloyd's syndicates from the 1993 year of account; and

  (C) $13.5 million of premiums from Corifrance, which was acquired in September 1997, and writes primarily property business on a reinsurance basis.

   Premium rates have declined since 1997. Management believes the decline is primarily due to the absence of a major catastrophe event, favorable loss experience on non-catastrophe business and an overall increase in competition in the markets in which the Company operates. UK auto rates have increased in 1998 due to poor loss experience in recent years and the withdrawal by certain companies who wrote UK auto business.

  Reinsurance ceded increased by 26.8%, to $56.4 million in 1998 from $44.5 million in 1997. The increase reflects the increase in gross written premiums at Octavian. As a consequence, reinsurance ceded as a percentage of gross written premiums (excluding the "orphan" syndicate business which has no reinsurance) was 18.2% in 1998 compared to 19.5% in 1997.

  Net written premiums increased by 53.9%, to $281.8 million in 1998 from $183.2 million in 1997, as a consequence of the increase in gross written premiums referred to above largely offset by the increase in reinsurance ceded. Net earned premiums increased 71.5%, to $134.6 million in 1998 from $78.5 million in 1997.

  Net Investment Income. Net investment income increased by 13.0%, to $22.6 million in 1998 from $20.0 million in 1997 resulting from an increase of 17.1% in average invested assets, partially offset by lower portfolio yields. The average investment yield before realized gains and losses was 6.1% and 6.3% in 1998 and 1997, respectively. The average duration of fixed maturity investments was 4.7 years and 4.9 years at March 31, 1998 and 1997 respectively.

  Realized Net Capital Gains on Sales of Investments. Realized net capital gains on sales of investments increased $5.5 million to $11.4 million in 1998 from $5.9 million in 1997. The majority of gains in 1998 arose from equity securities sold during the period.

   Losses and Loss Adjustment Expenses. Losses and LAE increased 85.7%, to $95.2 million in 1998 from $51.3 million in 1997. As a percentage of net earned premiums, losses and LAE increased 5.4 percentage points, to 70.7% in 1998 from 65.3% in 1997. First quarter 1998 ratios reflect the Company's changed mix of business resulting from its greater participation in the Octavian syndicates and the impact of the orphan syndicate business. The orphan syndicate business has a loss ratio in excess of 90% but an expense ratio below 10%.

   Acquisition Costs. Acquisition costs, comprising commissions and other underwriting expenses, increased 52.0%, to $34.4 million in 1998 from $22.6 million in 1997. Acquisition costs as a percentage of net earned premiums decreased 3.3 percentage points, to 25.6% in 1998 from 28.9% in 1997. The decrease was a result of the earned premiums from the orphan syndicate business written during 1998 with very low acquisition costs.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

  Other Operating Expenses. Other operating expenses increased 7.9%, to $4.3 million in 1998 from $4.0 million in 1997. Other operating expenses as a percentage of net earned premiums decreased to 3.2% in 1998 from 5.1% in 1997.

  Net Interest Expense. Net interest expense in 1998 relates to interest on the $100 million 10.75% Senior Notes issued on June 30, 1995 and interest on the $75 million 7.2% Senior Notes issued on August 26, 1997. The interest expense in 1997 relates solely to the $100 million Senior Notes issue.

  Income From Operations Before Income Taxes. Income from operations before income taxes increased 28.0%, to $30.0 million in 1998 from $23.5 million in 1997. This increase was mainly due to a high level of realized gains on disposal of equities in 1998 and to the increase in investment income.

  Income Tax Expense. Income tax expense increased 5.5%, to $5.6 million in 1998 from $5.3 million in 1997, as a consequence of the increase in operating income of the UK subsidiaries, partially offset by a reduction in the rate of UK Corporation Tax from 33% to 31% from April 1997.

  Net Income. Net income increased $6.3 million to $24.4 million in 1998 from $18.1 million in 1997 as a result of the factors described above.

  Combined Ratios. The Company's combined ratios were 99.5% for 1998 and 99.2% for 1997.

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

  The shareholders' equity of Terra Nova at March 31, 1998 was $277.6 million. The increase of $9.0 million in the first three months to March 31, 1998 was due largely to $9.2 million of net income. The shareholders' equity of Terra Nova (Bermuda) at March 31, 1998 was $280.7 million. The increase of $10.5 million during 1998 was due largely to $9.8 million of net income.

  For the three months ended March 31, 1998 the cashflow provided by operating activities of the Company was $9.7 million compared to cashflow used in operating activities of $9.6 million in 1997. The increase in cash flows provided by operating activities in 1998 compared to 1997 was primarily a consequence of:

  a)  Terra Nova Capital receiving cash from orphan syndicate business written
both in the last quarter of 1997 and the first quarter of 1998;   and

  b) lower payments to reinsurers in the first quarter of 1998, primarily due to timing differences in the payment of reinsurance premiums by Terra Nova Capital.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

  Total investments and cash were $1,497.2 million at March 31, 1998. At March 31, 1998, 89.1%, 6.0% and 4.9% of total investments and cash were held in fixed maturities, common stocks and cash and cash equivalents, respectively. At March 31, 1998, approximately 89.9% of the Company's fixed income investments were rated "A" or better by Moody's or S&P. The Company's investment portfolio earned interest and dividend income, net of investment management fees, of 6.1% and 6.3% in the three months ended March 31, 1998 and 1997, respectively. The Company had realized investment gains of $11.4 million and $5.9 million in the three months ended March 31, 1998 and 1997, respectively.

  On January 15, 1998 Fitch IBCA, the international rating agency, raised its claims-paying ability rating of Corifrance to "A" from "A-". The rating increase reflects Corifrance's continued underwriting excellence and improved corporate and financial standing following its acquisition by the Company in September 1997.

  On May 5, 1998 A M Best raised its claims-paying ability rating of the company to "A" from "A-". A M Best stated that "the rating increase reflects the Company's excellent financial performance, liquidity and conservative investment strategy. The rating also reflects its experienced management team, which has expanded the business profitably since Bermuda Holdings was established in 1994."

  Certain information contained herein is based on management's estimates, assumptions and projections. Important factors that could cause actual results to differ materially from those estimated by management include, among other things, an unexpected increase in competition, unfavorable government regulation, the pricing environment and other industry developments.

FOREIGN CURRENCY

  The Company's assets, liabilities, revenues and expenses, except for the majority of corporate overheads which are paid in British pounds, are predominantly in U.S. dollars. Accordingly, the Company's functional currency is the U.S. dollar. Certain other net translation adjustments are shown as a separate component of accumulated other comprehensive income.

YEAR 2000

  The Company has conducted an analysis of the impact of the year 2000 and is developing solutions to the issues arising therefrom. This analysis has included a review of the expected and possible impact on the business of the year 2000 issue and, in particular, the impact on amounts and disclosures in the financial statements and any other related public information.

  The cost to address year 2000 issues is not expected to be material and is being expensed as incurred.

DIVIDEND POLICY

  On February 6, 1998 the Company declared a dividend of $0.05 per share payable on March 27, 1998 to shareholders of record as of March 6, 1998.

  On May 4, 1998 the Company declared a dividend of $0.06 per share payable on June 26, 1998, to shareholders of record as of June 5, 1998.

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

a)  EXHIBITS          27 -- FINANCIAL DATA SCHEDULE

b)  FORM 8-K          None

                        TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  May 8, 1998            By:  /s/JOHN J. DWYER
       -----------                 ----------------

                                   John J. Dwyer
                                   Chairman



Date:  May 8, 1998            By:  /s/WILLIAM J. WEDLAKE
       -----------                 ---------------------

                              William J. Wedlake
                              Chief Financial Officer, Senior Vice President and Principal Accounting Officer