Form 10-Q
period 1998-06-30
TERRA NOVA BERMUDA HOLDING LTD
filed 1998-08-12
CIK 935937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _________ to __________


                        Commission File number  1-13832


                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     BERMUDA                                       N/A
     -------                                       ---
(STATE OR OTHER                              (I.R.S. EMPLOYER
 JURISDICTION OF                            IDENTIFICATION NO)
INCORPORATION OR
 ORGANISATION)


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

The number of registrant's ordinary shares ($5.80 par value) outstanding as of August 12, 1998 was 25,491,874.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


     PART I - FINANCIAL INFORMATION
     ------------------------------

                                                                        Page No.
                                                                        --------

Item 1.        Financial Statements:

               Consolidated Balance Sheets
               June 30, 1998 (Unaudited) and December 31, 1997              1

               Consolidated Statements of Operations (Unaudited)
                 Three Months Ended June 30, 1998 and 1997
                 Six Months Ended June 30, 1998 and 1997                    2

               Consolidated Statements of Comprehensive Income (Unaudited)
                 Three Months ended June 30, 1998 and 1997
                 Six Months Ended June 30, 1998 and 1997                    3

               Consolidated Statements of Shareholders' Equity (Unaudited)
                 Six Months Ended June 30, 1998 and 1997                    4

               Consolidated Statements of Cash Flows (Unaudited)
                 Six Months Ended June 30, 1998 and 1997                    5

               Notes to the Interim Consolidated Financial Statements
                 (Unaudited)                                                6


Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         11



PART II - OTHER INFORMATION
---------------------------



Item 6.        Exhibits and Reports on Form 8-K                            17

Signatures                                                                 18

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets
                            (dollars in thousands)

                                                                                 At June 30,            At December 31,
                                                                                    1998                     1997
                                                                               ----------------         ---------------
                                                                                 (Unaudited)
                                 ASSETS
Investments available for sale and cash, at fair value:
      Fixed maturities:
           Bonds (amortized cost $1,272,437 and $1,219,799, respectively)           $1,318,314              $1,261,458
      Common stocks (cost $55,142 and $69,781, respectively)                             87,475                 104,234
      Cash and cash equivalents                                                         78,057                 109,864
                                                                               ----------------         ---------------
           Total investments and cash                                                1,483,846               1,475,556

Accrued investment income                                                               31,252                  28,076
Insurance balances receivable                                                           93,958                  74,774
Reinsurance recoverable on paid losses                                                  49,178                  39,402
Reinsurance recoverable on unpaid losses                                               221,625                 246,728
Accrued premium income                                                                 292,793                 188,055
Prepaid reinsurance premiums                                                            64,438                  26,853
Deferred acquisition costs                                                             125,207                  76,380
Goodwill                                                                                26,454                  26,918
Other assets                                                                            39,871                  37,392
                                                                               ---------------          ---------------
           Total assets                                                             $2,428,622              $2,220,134
                                                                               ================         ===============

                               LIABILITIES
Unpaid losses and loss adjustment expenses                                          $1,131,613              $1,157,724
Unearned premiums                                                                      450,217                 274,934
Insurance balances payable                                                              68,048                  33,833
Income taxes payable                                                                    14,032                  10,274
Deferred income taxes                                                                   12,570                  15,244
Long-term debt                                                                         175,000                 175,000
Net liabilities of Aviation business in run-off                                         27,001                  28,235
Other liabilities                                                                       32,633                  43,002
                                                                               ----------------         ---------------
           Total liabilities                                                        $1,911,114              $1,738,246
                                                                               ----------------         ---------------

                          SHAREHOLDERS' EQUITY
Common shares                                                                          150,602                 150,142
Stock held in Trust                                                                     (9,500)                 (9,500)
Deferred equity compensation                                                             5,325                   3,275
Additional capital                                                                     111,726                 111,568
Retained earnings                                                                      200,388                 169,861
Accumulated other comprehensive income                                                  58,967                  56,542
                                                                               ----------------         ---------------
           Total shareholders' equity                                                 $517,508                $481,888
                                                                               ----------------         ---------------

                                                                               ----------------         ---------------
           Total liabilities and shareholders' equity                               $2,428,622              $2,220,134
                                                                               ================         ===============

   See accompanying notes to the interim consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                     Consolidated Statements of Operations
       For the Three Months and Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)
                  (dollars in thousands except share amounts)

                                                                           Three Months Ended              Six Months Ended
                                                                                June 30,                      June 30,
                                                                    ----------------------------   -----------------------------
                                                                       1998            1997            1998            1997
                                                                    ------------    ------------   -------------   -------------
Revenues
             Net written premiums                                      $109,104         $95,154        $390,949        $278,320
             Decrease (increase) in unearned premiums                     5,604             767        (141,657)       (103,936)
                                                                    ------------    ------------   -------------   -------------
             Net earned premiums                                        114,708          95,921         249,292         174,384
             Net investment income                                       23,681          21,074          46,263          41,063
             Realized net capital gains on sales of investments           3,170           1,582          14,558           7,512
             Foreign exchange gains                                         124             644             306             795
             Agency income                                                7,303           3,303          10,484           6,564
                                                                    ------------    ------------   -------------   -------------
                         Total revenues                                 148,986         122,524         320,903         230,318
                                                                    ------------    ------------   -------------   -------------

Expenses
             Losses and loss adjustment expenses, net                    66,914          65,005         162,122         116,272
             Acquisition costs                                           40,742          27,121          75,165          49,764
             Other operating expenses                                     4,842           3,243           9,126           7,214
             Interest expense                                             3,575           2,687           7,497           5,375
             Agency expense                                               5,634           2,594           8,465           5,239
             Other expenses                                               2,026           1,656           3,223           2,754
                                                                    ------------    ------------   -------------   -------------
                         Total expenses                                 123,733         102,306         265,598         186,618
                                                                    ------------    ------------   -------------   -------------


Income from operations before income taxes                               25,253          20,218          55,305          43,700

Income tax expense                                                        4,653           3,714          10,282           9,052
                                                                    ------------    ------------   -------------   -------------
Net income before extraordinary charge                                  $20,600         $16,504         $45,023         $34,648
                                                                    ============    ============   =============   =============

Extraordinary charge after tax                                           11,641               -          11,641               -
                                                                    ------------    ------------   -------------   -------------
Net income after extraordinary charge                                    $8,959         $16,504         $33,382         $34,648
                                                                    ============    ============   =============   =============

Basic earnings per common share
             Net income before extraordinary charge                       $0.81           $0.64           $1.77           $1.34
             Extraordinary charge                                         (0.46)              -           (0.46)              -
                                                                    ------------    ------------   -------------   -------------
             Net income after extraordinary charge                        $0.35           $0.64           $1.31           $1.34
                                                                    ============    ============   =============   =============

Diluted earnings per common share
             Net income before extraordinary charge                       $0.79           $0.63           $1.73           $1.32
             Extraordinary charge                                         (0.45)              -           (0.45)              -
                                                                    ------------    ------------   -------------   -------------
             Net income after extraordinary charge                        $0.34           $0.63           $1.28           $1.32
                                                                    ============    ============   =============   =============

See accompanying notes to the interim consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Income
       For the Three Months and Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)
                            (dollars in thousands)

                                                                                 Three Months Ended           Six Months Ended
                                                                                     June 30,                     June 30,
                                                                            ---------------------------   --------------------------
                                                                               1998            1997         1998            1997
                                                                            -----------    ------------   ----------    ------------
   Net income after extraordinary charge                                        $8,959         $16,504      $33,382         $34,648
                                                                            -----------    ------------   ----------    ------------

   Other comprehensive income (loss) net of tax:
          Unrealized appreciation (depreciation) of investments before tax       2,818          28,408        2,098          (2,100)
          Tax benefit (expense)                                                   (124)         (7,291)         262             628
                                                                            -----------    ------------   ----------    ------------
          Unrealized appreciation (depreciation) of investments after tax        2,694          21,117        2,360          (1,472)

          Currency translation adjustments                                          (4)             51           65             (44)

                                                                            -----------    ------------   ----------    ------------
   Other comprehensive income (loss)                                             2,690          21,168        2,425          (1,516)
                                                                            -----------    ------------   ----------    ------------

                                                                            -----------    ------------   ----------    ------------
   Comprehensive income                                                        $11,649         $37,672      $35,807         $33,132
                                                                            ===========    ============   ==========    ============

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                For the Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)
                            (dollars in thousands)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                       -------------------------------
                                                                                          1998               1997
                                                                                       ------------       ------------
Common shares:
             Balance, beginning of period                                                 $150,142           $149,933
             Issued during the period                                                          460                181
                                                                                       ------------       ------------
                          Balance, end of period                                          $150,602           $150,114
                                                                                       ============       ============


Stock held in Trust:
             Balance, beginning of period                                                  $(9,500)                $-
             Purchased during the period                                                         -            (10,020)
             Options exercised during the period                                                 -                200
                                                                                       ------------       ------------
                          Balance, end of period                                           $(9,500)           $(9,820)
                                                                                       ============       ============


Deferred equity compensation:
             Balance, beginning of period                                                   $3,275                 $-
             Stock option compensation expense                                               2,050              2,022
             Options exercised during the period                                                 -               (142)
                                                                                       ------------       ------------
                          Balance, end of period                                            $5,325             $1,880
                                                                                       ============       ============


Additional capital:
             Balance, beginning of period                                                 $111,568           $111,544
             Options exercised during the period                                               158                 24
                                                                                       ------------       ------------
                          Balance, end of period                                          $111,726           $111,568
                                                                                       ============       ============


Retained earnings:
             Balance, beginning of period                                                 $169,861           $100,821
             Net income after extraordinary charge                                          33,382             34,648
             Dividends payable on ordinary shares                                           (2,855)            (1,811)
                                                                                       ------------       ------------
                          Balance, end of period                                          $200,388           $133,658
                                                                                       ============       ============


Accumulated other comprehensive income:
             Balance, beginning of period                                                  $56,542            $36,461
             Unrealized appreciation (depreciation) of investments, net of tax               2,360             (1,472)
             Currency translation adjustments                                                   65                (44)
                                                                                       ------------       ------------
                          Balance, end of period                                           $58,967            $34,945
                                                                                       ============       ============


                                                                                       ------------       ------------
                          Total shareholders' equity                                      $517,508           $422,345
                                                                                       ============       ============

See accompanying notes to the interim consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)
                            (dollars in thousands)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                      -----------------------------------
                                                                                          1998                 1997
                                                                                      --------------       --------------
Cash flows from operating activities:
              Net income after extraordinary charge                                         $33,382              $34,648

Adjustments to reconcile net income to net cash
              provided by operating activities:
              Amortization of goodwill                                                          317                  566
              Stock option compensation expense                                               2,050                1,602
              Realized capital gains                                                        (14,558)              (7,512)
              Change in unpaid losses and loss adjustment expenses                          (23,934)             (33,076)
              Change in unearned premiums and prepaid reinsurance                           137,698              104,188
              Change in insurance balances payable                                           34,215               (5,237)
              Change in insurance balances receivable, accrued premium income and
                           reinsurance recoverable on paid and unpaid losses               (108,541)             (66,379)
              Change in deferred acquisition costs                                          (48,828)             (40,983)
              Change in accrued investment income                                            (3,176)                (975)
              Change in current and deferred income taxes                                       754                6,966
              Change in other assets and liabilities, net                                     4,082               14,202
              Change in net liabilities of Aviation business in run-off                      (1,234)              (2,978)
                                                                                      --------------       --------------
                           Total adjustments                                                (21,155)             (29,616)
                                                                                      --------------       --------------
                           Net cash provided by operating activities                         12,227                5,032
                                                                                      --------------       --------------
Cash flows from investing activities:
              Proceeds of fixed maturities matured                                           17,678               30,046
              Proceeds of fixed maturities sold                                             221,259              232,479
              Proceeds of equity securities sold                                             88,814               85,395
              Purchase of fixed maturities                                                 (292,337)            (246,710)
              Purchase of equity securities                                                 (63,483)             (88,216)
                                                                                      --------------       --------------
                           Net cash provided by (used in) investing activities              (28,069)              12,994
                                                                                      --------------       --------------
Cash flows from financing activities:
              Ordinary dividend paid                                                         (2,855)              (1,811)
              Redemption of public debt                                                    (113,053)                   -
              Proceeds from public debt offering                                             99,899                    -
              Payment of fees for financing public debt offering                               (853)                   -
              Repurchase of common shares                                                         -              (10,020)
              Stock options exercised                                                           618                  263
                                                                                      --------------       --------------
                           Net cash used in financing activities                            (16,244)             (11,568)
                                                                                      --------------       --------------
Change in cash and cash equivalents                                                         (32,086)               6,458
Exchange on foreign currency cash balances                                                      279                 (363)
Cash and cash equivalents at beginning of period                                            109,864               50,544
                                                                                      --------------       --------------
Cash and cash equivalents at end of period                                                  $78,057              $56,639
                                                                                      ==============       ==============

Supplemental disclosure of cash flow information
              Income taxes paid                                                              $3,800                 $100
                                                                                      ==============       ==============
              Interest paid                                                                 $11,938               $5,375
                                                                                      ==============       ==============


   See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements ("Statements") present information in relation to Terra Nova (Bermuda) Holdings Ltd. (the "Company") and have been prepared on the basis of accounting principles generally accepted in the United States of America. All material intercompany accounts and transactions among the companies included in the Statements have been eliminated. In the opinion of management, these unaudited Statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

These Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1997.

2. CONTINGENCIES

The Company is regularly involved, directly or indirectly, in litigation in the ordinary course of conducting its insurance and reinsurance business. In a number of cases, plaintiffs seek to establish coverage for liability under environmental protection laws. While the nature and extent of insurance and reinsurance coverage for environmental liability has widened since 1980, in the judgement of management, none of these cases, individually or collectively, is likely to result in judgements for amounts which, net of losses and loss adjustment expense liabilities previously established and reinsurance recoverables which management believes are probable of realization, would have a material effect on the financial position of the Company. However, there is no assurance that such losses will not materially effect the Company's results of operations for any period.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No.133 is effective for fiscal years beginning after June 15, 1999. This statement will require all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No.133. The Company does not anticipate that SFAS No.133 will have a significant impact on its financial reporting.

4. COMPREHENSIVE INCOME

In June 1997, FASB issued SFAS No.130 "Reporting Comprehensive Income", effective for financial statements issued for periods beginning after December 15, 1997. SFAS No.130 establishes standards for reporting and display of comprehensive income and its components within a set of financial statements.

Comprehensive income consists of net income and other comprehensive income, consisting for the Company of unrealised appreciation or depreciation of investments and currency translation adjustments. Certain prior year amounts have been reclassified to conform with the current year presentation.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5. REINSURANCE CEDED

In the ordinary course of business, Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)") and Terra Nova Capital Limited ("Terra Nova Capital") cede reinsurance to other insurance companies. Ceded reinsurance arrangements limit the net loss potential arising from large risks. Reinsurance is effected under reinsurance treaties and by negotiation on individual risks.

Terra Nova, Terra Nova (Bermuda) and Terra Nova Capital cede reinsurance to and assume reinsurance from Lloyd's of London ("Lloyd's") syndicates. As of June 30, 1998, the aggregate exposure from reinsurance ceded to Lloyd's syndicates in respect of continuing operations, including estimated reinsurance recoveries on losses incurred but not reported, was approximately $84 million, the majority of which was ceded into Equitas with effect from September 4, 1996.


(a)  Net written premiums are comprised of the following:

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                           -------------------------------
                                                                                               1998              1997
                                                                                           -------------      ------------
                                                                                               (dollars in thousands)
Direct business                                                                                $230,240          $133,571
Reinsurance assumed                                                                             237,554           198,188
Reinsurance ceded                                                                               (76,845)          (53,439)
                                                                                           -------------      ------------
Net written premiums                                                                           $390,949          $278,320
                                                                                           =============      ============


(b)  Net earned premiums are comprised of the following:

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                           -------------------------------
                                                                                               1998              1997
                                                                                           -------------      ------------
                                                                                               (dollars in thousands)
Direct business                                                                                $136,884           $73,466
Reinsurance assumed                                                                             152,654           124,948
Reinsurance ceded                                                                               (40,246)          (24,030)
                                                                                           -------------      ------------
Net earned premiums                                                                            $249,292          $174,384
                                                                                           =============      ============


(c)  Losses and loss adjustment expenses, net, are comprised of the following:

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                           -------------------------------
                                                                                               1998              1997
                                                                                           -------------      ------------
                                                                                               (dollars in thousands)
Losses and loss adjustment expenses                                                            $189,148          $130,683
Reinsurance ceded                                                                               (27,026)          (14,411)
                                                                                           -------------      ------------
Losses and loss adjustment expenses, net                                                       $162,122          $116,272
                                                                                           =============      ============

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

The following EPS have been computed using SFAS No.128:

                                                                    Six Months Ended
                                                                        June 30,
                                                           ------------------------------------
                                                                1998                 1997
                                                           ---------------      ---------------
                                                                  (dollars in thousands
                                                                  except share amounts)
Income available to common stockholders                           $45,023              $34,648
                                                           ---------------      ---------------

Shares outstanding for basic EPS calculation                   25,464,398           25,770,172
                                                           ---------------      ---------------

Basic EPS                                                           $1.77                $1.34
                                                           ===============      ===============

Shares added for diluted EPS
    calculation to reflect the effect of:

    Stock options                                                 631,563              388,163
                                                           ---------------      ---------------

Shares outstanding for diluted EPS calculation                 26,095,961           26,158,335
                                                           ---------------      ---------------

Diluted EPS                                                         $1.73                $1.32
                                                           ===============      ===============

7. SUMMARIZED FINANCIAL INFORMATION FOR TERRA NOVA INSURANCE (UK) HOLDINGS PLC ("UK HOLDINGS")

Summarized consolidated balance sheet information as at June 30, 1998 and December 31, 1997 and summarized consolidated statement of operations information for the six months ended June 30, 1998 and 1997 relating to UK Holdings is set out below. Separate financial statements of UK Holdings are not presented because they would not be material to holders of UK Holdings 7.2% Senior Notes due 2007 or to holders of UK Holdings 7.0% Senior Notes due 2008.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

                                                                                           June 30,           December 31,
                                                                                             1998                 1997
                                                                                       ----------------      ----------------
                                                                                              (dollars in thousands)
Investments and cash                                                                          $949,744              $960,191
Reinsurance recoverable on unpaid losses                                                       372,806               407,560
Accrued premium income                                                                         267,235               170,006
Other assets                                                                                   395,244               288,077
                                                                                       ----------------      ----------------
             Total assets                                                                   $1,985,029            $1,825,834
                                                                                       ================      ================

Unpaid losses and loss adjustment expenses                                                  $1,040,686            $1,077,327
Unearned premiums                                                                              416,184               254,833
Net liabilities of Aviation business in run-off                                                 20,686                21,985
Long-term debt                                                                                 175,000               175,000
Other liabilities                                                                              143,575               119,971
                                                                                       ----------------      ----------------
             Total liabilities                                                               1,796,131             1,649,116
                                                                                       ----------------      ----------------
             Total shareholders' equity                                                        188,898               176,718
                                                                                       ----------------      ----------------
             Total liabilities and shareholders' equity                                     $1,985,029            $1,825,834
                                                                                       ----------------      ----------------
                                                                                             Six Months Ended June 30,
                                                                                            1998                  1997
                                                                                       ----------------      ----------------
                                                                                              (dollars in thousands)
Net earned premiums                                                                           $210,768              $146,694
Net investment income                                                                           28,366                27,221
Realized investment gains                                                                       11,744                 7,276
Foreign exchange gains                                                                             302                   647
Agency income                                                                                   10,484                 6,564
                                                                                       ----------------      ----------------
Total revenues                                                                                 261,664               188,402
                                                                                       ----------------      ----------------
Underwriting costs and expenses                                                                219,161               154,889
Agency expenses                                                                                  8,465                 5,239
                                                                                       ----------------      ----------------
Income from operations before income taxes                                                      34,038                28,274
                                                                                       ----------------      ----------------
Net income before extraordinary charge                                                         $23,756               $19,222
                                                                                       =================     ================
Extraordinary charge after tax                                                                  11,641                    --
                                                                                       ----------------      ----------------
Net income after extraordinary charge                                                          $12,115               $19,222
                                                                                       ================      ================

8.    EXTRAORDINARY CHARGE ARISING ON EXTINGUISHMENT OF DEBT

An extraordinary charge of $11.6 million arose during the second quarter as a result of UK Holdings extinguishing all of its $100 million 10.75% Senior Notes due 2005 (the "Senior Notes" ). The charge was net of a $5.2 million income tax benefit.

The Senior Notes were extinguished as follows:

(a) On April 1, 1998, UK Holdings repurchased $4.5 million of the Senior Notes for consideration of $5.2 million, including accrued interest.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

(b) On May 18, 1998, UK Holdings completed a cash tender for the remaining $95.5 million of the Senior Notes for consideration of $111.9 million, including accrued interest.

The extraordinary charge has been recognised in the period of extinguishment in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

9.    ISSUE OF LONG TERM DEBT

On May 18, 1998, UK Holdings completed an issue of $100 million 7.0% Senior Notes due 2008, fully and unconditionally guaranteed by Bermuda Holdings. The net proceeds were used to finance the tender for $95.5 million 10.75% Senior Notes due 2005, as described in Note 8 to these Statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

The following discussion addresses the principal factors affecting the earnings and financial condition of the Company. All references herein to the "Company" are to Terra Nova (Bermuda) Holdings Ltd. ("Bermuda Holdings") and all of its direct and indirect subsidiaries, including Terra Nova Insurance (UK) Holdings plc ("UK Holdings"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Compagnie de Reassurance d'Ile de France ("Corifrance"), Octavian Syndicate Management Limited ("Octavian") and Terra Nova Capital Limited ("Terra Nova Capital"). This discussion should be read in conjunction with the audited consolidated financial statements of Bermuda Holdings as of December 31, 1997.

MIX OF BUSINESS

The Company's mix of business and combined ratios for the three and six months ended June 30, 1998 and 1997 are set forth in the following table:

                                       Three Months Ended June 30,                           Six Months Ended June 30,
                             -------------------------------------------------     ------------------------------------------------
                                      1998                     1997                        1998                     1997
                               Amount     Percent       Amount      Percent         Amount      Percent      Amount      Percent
                             -----------  ---------   -----------   ---------     -----------   ---------  ------------  ---------
                                         (Dollars in thousands)                               (Dollars in thousands)
Gross Written Premiums
       Non-marine property      $51,861        40.0%      $35,077      33.7%        $225,341        48.2%     $154,150     46.4%
       Non-marine casualty       24,928        19.3       38,683       37.2          125,065        26.7        74,880     22.6
       Marine & Aviation         52,768        40.7       30,343       29.1          117,388        25.1       102,729     31.0
                             -----------  ---------   -----------   ---------     -----------   ---------  ------------  ---------
                   Total       $129,557       100.0%     $104,103     100.0%        $467,794       100.0%     $331,759    100.0%
                             ===========  =========   ===========   =========     ===========   =========  ============  =========


Net Written Premiums
       Non-marine property      $51,133        46.9%      $35,490      37.3%        $202,235        51.7%     $136,488     49.0%
       Non-marine casualty       21,180        19.4        35,914      37.7          114,132        29.2        67,578     24.3
       Marine & Aviation         36,791        33.7        23,750      25.0           74,582        19.1        74,254     26.7
                             -----------  ---------   -----------   ---------     -----------   ---------  ------------  ---------
                   Total       $109,104       100.0%      $95,154     100.0%        $390,949       100.0%     $278,320    100.0%
                             ===========  =========   ===========   =========     ===========   =========  ============  =========


Net Earned Premiums
       Non-marine property      $54,832        47.8%     $41,846       43.6%        $107,184        43.0%      $82,953     47.6%
       Non-marine casualty       25,525        22.3       28,074       29.3           77,042        30.9        41,497     23.8
       Marine & Aviation         34,351        29.9       26,001       27.1           65,066        26.1        49,934     28.6
                             -----------  ---------   -----------   ---------     -----------   ---------  ------------  ---------
                   Total       $114,708       100.0%     $95,921      100.0%        $249,292       100.0%     $174,384    100.0%
                             ===========  =========   ===========   =========     ===========   =========  ============  =========


Losses and Loss Adjustment Expense Ratios
       Non-marine property                     66.0                    65.1                         66.0                   64.5
       Non-marine casualty                     58.2                    84.0                         76.2                   82.1
       Marine & Aviation                       46.2                    54.6                         50.3                   57.5
                                          ---------                 ---------                   ---------                ---------
                   Total                       58.3%                   67.8%                        65.0%                  66.7%
                                          =========                 =========                   =========                =========


Underwriting Expense Ratios
       Non-marine property                     36.3                    30.8                         35.2                   32.3
       Non-marine casualty                     40.2                    21.0                         24.7                   24.3
       Marine & Aviation                       44.9                    44.5                         42.3                   40.3
                                          ---------                 ---------                   ---------                ---------
                   Total                       39.7%                   31.7%                        33.8%                  32.7%
                                          =========                 =========                   =========                =========

Combined Ratios
       Non-marine property                    102.3                    95.9                        101.2                   96.8
       Non-marine casualty                     98.4                   105.0                        100.9                  106.4
       Marine & Aviation                       91.1                    99.1                         92.6                   97.8
                                          ---------                 ---------                   ---------                ---------
                   Total                       98.0%                   99.5%                        98.8%                  99.4%
                                          =========                 =========                   =========                =========

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF  OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

  Gross Written Premiums; Net Written Premiums; Net Earned Premiums. Gross written premiums increased 24.5%, to $129.6 million in 1998 from $104.1
million in 1997.   The overall increase in gross written premiums of $25.5
million was mainly a consequence of Terra Nova Capital's increased participation on syndicates managed by Octavian from 47% in 1997 to approximately 60% in 1998. The majority of the business written by Terra Nova Capital is UK property, UK casualty, marine and aviation business.

  Premium rates have declined since 1997. Management believes the decline is primarily due to the absence of a major catastrophe event, favorable loss experience on non-catastrophe business and an overall increase in competition in the markets in which the Company operates. UK auto rates have increased in 1998 because of poor loss experience in recent years and the withdrawal from the market of certain companies that wrote UK auto business.

  Reinsurance ceded increased by 129.6%, to $20.5 million in 1998 from $8.9 million in 1997. The increase reflects the increase in gross written premiums at Octavian where a higher level of reinsurance is ceded.

  Net written premiums increased by 14.7%, to $109.1 million in 1998 from $95.2 million in 1997, as a consequence of the increase in gross written premiums, largely offset by the increase in reinsurance ceded. Net earned premiums increased 19.6%, to $114.7 million in 1998 from $95.9 million in 1997.

  Net Investment Income. Net investment income increased by 12.4%, to $23.7 million in 1998 from $21.1 million in 1997. The increase resulted from growth in average invested assets, the Company reducing the amount of equities it holds, the Company investing in lower grade fixed income securities and investment income from orphan syndicate business written in the last quarter of 1997 and the first quarter of 1998. The average investment yield before realized gains and losses was 6.4% and 6.5% in 1998 and 1997, respectively. The average duration of fixed maturity investments was 4.7 years and 4.9 years at June 30, 1998 and 1997, respectively.

  Realized Net Capital Gains on Sales of Investments. Realized net capital gains on sales of investments increased $1.6 million to $3.2 million in 1998 from $1.6 million in 1997. The majority of realized gains in 1998 arose from equity securities sold during the period.

   Losses and Loss Adjustment Expenses. Losses and LAE increased 2.9%, to $66.9 million in 1998 from $65.0 million in 1997. As a percentage of net earned premiums, losses and LAE decreased 9.5%, to 58.3% in 1998 from 67.8% in 1997. Second quarter 1998 ratios reflect the Company's changed mix of business resulting from its greater participation in the Octavian syndicates, partially offset by the impact of the orphan syndicate business written in 1997. The orphan syndicate business recorded a loss ratio in excess of 90% but an expense ratio below 10%. Excluding the effect of orphan syndicate business written in 1997, the loss ratio in 1997 would have been 63.1%.

  Acquisition Costs. Acquisition costs, consisting of commissions and other underwriting expenses, increased 50.2%, to $40.7 million in 1998 from $27.1 million in 1997. Acquisition costs as a percentage of net earned premiums increased 7.2%, to 35.5% in 1998 from 28.3% in 1997. The increase was a result of the increased participation in Octavian business in 1998 the additional earned premiums from the orphan syndicate business written during 1997 with lower acquisition costs. Excluding the effect of the orphan syndicate business, acquisition costs would have been 32.4% of net earned premiums in 1997.

  Other Operating Expenses. Other operating expenses increased 49.3%, to $4.8 million in 1998 from $3.2 million in 1997. Other operating expenses as a percentage of net earned premiums increased to 4.2% in 1998 from 3.4% in 1997.

  Combined Ratios. The Company's combined ratios were 98.0% for 1998 and 99.5% for 1997.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

  Net Interest Expense. Net interest expense in 1998 relates to interest on the $100 million 10.75% Senior Notes issued on June 30, 1995, interest on the $75 million 7.2% Senior Notes issued on August 26, 1997, and interest on the $100 million 7.0% Senior Notes issued on May 18, 1998. The interest expense in
1997 relates solely to the $100 million 10.75% Senior Notes issue.

  Income from Operations before Income Taxes and Extraordinary Charge. Income from operations before income taxes and an extraordinary charge increased 24.9%, to $25.3 million in 1998 from $20.2 million in 1997. This increase was mainly due to higher realized gains on disposal of equities in 1998 and the increase in investment income.

  Income Tax Expense. Income tax expense increased 25.3%, to $4.7 million in 1998 from $3.7 million in 1997, as a consequence of the increase in operating income of the UK subsidiaries.

  Net Income. Net income increased $4.1 million to $20.6 million in 1998 from $16.5 million in 1997 as a result of the factors described above.

  Extraordinary charge. In May 1998, UK Holdings issued $100 million 7.0% Senior Notes due 2008. The refinancing resulted in a second quarter non-recurring, non-operating charge of $16.9 million before income taxes, or $11.6 million after income taxes. The reduced interest costs and fee amortization are expected to save $2.4 million on an annual basis.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

  Gross Written Premiums; Net Written Premiums; Net Earned Premiums. Gross written premiums increased 41.0%, to $467.8 million in 1998 from $331.8
million in 1997.   The overall increase in gross written premiums of $136.0
million was attributable to:

  (a) Terra Nova Capital's writing gross premiums of $173.3 million (before orphan syndicate business, which the Company does not reinsure) in 1998 compared to $85.2 million in 1997, as a consequence of Terra Nova Capital's increased participation on syndicates managed by Octavian from 47% in 1997 to approximately 60% in 1998. The majority of the business written by Terra Nova Capital is UK property, UK casualty, marine and aviation business;

  (b) $27.9 million of casualty premiums related to reinsurance to close of orphan Lloyd's syndicates from the 1993 year of account compared to $12.1 million in 1997; and

  (c) $18.7 million of premiums from Corifrance, which was acquired in September 1997, and writes primarily property business on a reinsurance basis.

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

  Reinsurance ceded increased by 43.8%, to $76.8 million in 1998 from $53.4 million in 1997. The increase reflects the increase in gross written premiums at Octavian. As a consequence, reinsurance ceded as a percentage of gross written premiums (excluding the orphan syndicate business which has no reinsurance) was 17.5% in 1998 compared to 16.7% in 1997.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

  Net written premiums increased by 40.5%, to $390.9 million in 1998 from $278.3 million in 1997, as a consequence of the increase in gross written premiums referred to above largely offset by the increase in reinsurance ceded. Net earned premiums increased 43.0%, to $249.3 million in 1998 from $174.4 million in 1997.

  Net Investment Income. Net investment income increased by 12.7%, to $46.3 million in 1998 from $41.1 million in 1997 resulting from an increase of 14.7% in average invested assets, the Company reducing the amount of equities it holds, the Company investing in lower grade fixed income securities and investment income from orphan syndicate business. The average investment yield before realized gains and losses was 6.3% and 6.4% in 1998 and 1997, respectively. The average duration of fixed maturity investments was 4.7 years and 4.9 years at June 30, 1998 and 1997, respectively.

  Realized Net Capital Gains on Sales of Investments. Realized net capital gains on sales of investments increased $7.1 million to $14.6 million in 1998 from $7.5 million in 1997. The majority of gains in 1998 arose from equity securities sold during the period.

   Losses and Loss Adjustment Expenses. Losses and LAE increased 39.4%, to $162.1 million in 1998 from $116.3 million in 1997. As a percentage of net earned premiums, losses and LAE decreased 1.7%, to 65.0% in 1998 from 66.7% in 1997. The ratios reflect the Company's changed mix of business resulting from its greater participation in the Octavian syndicates, partially offset by the impact of the orphan syndicate business. The orphan syndicate business recorded a loss ratio in excess of 90% but an expense ratio below 10%. Excluding orphan syndicate business, losses and LAE as a percentage of net earned premiums decreased to 61.0% in 1998 from 64.2% in 1997.

   Acquisition Costs. Acquisition costs, consisting of commissions and other underwriting expenses, increased 51.0%, to $75.2 million in 1998 from $49.8 million in 1997. Acquisition costs as a percentage of net earned premiums increased 1.7%, to 30.2% in 1998 from 28.5% in 1997. The increase over 1997 reflects the Company's increased participation in Octavian business which carries a higher expense ratio due to a higher level of reinsurance ceded and Lloyd's charges, partially offset by the impact of the orphan syndicate business which has lower acquisition costs. Excluding orphan syndicate business, acquisition costs as a percentage of net earned premiums increased to 33.8% in 1998 from 30.7% in 1997.

  Other Operating Expenses. Other operating expenses increased 26.5%, to $9.1 million in 1998 from $7.2 million in 1997. Other operating expenses as a percentage of net earned premiums decreased to 3.7% in 1998 from 4.1% in 1997.

  Combined Ratios. The Company's combined ratios were 98.8% for 1998 and 99.4% for 1997.

  Net Interest Expense. Net interest expense in 1998 relates to interest on the $100 million 10.75% Senior Notes issued on June 30, 1995, interest on the $75 million 7.2% Senior Notes issued on August 26, 1997, and interest on the $100 million 7.0% Senior Notes issued on May 18, 1998. The interest expense in
1997 relates solely to the $100 million 10.75% Senior Notes issue.

  Income from Operations before Income Taxes and Extraordinary Charge. Income from operations before income taxes and an extraordinary charge increased 26.6%, to $55.3 million in 1998 from $43.7 million in 1997. This increase was mainly due to higher realized gains on disposal of equities in 1998 and the increase in investment income.

  Income Tax Expense. Income tax expense increased 13.6%, to $10.3 million in 1998 from $9.1 million in 1997, as a consequence of the increase in operating income of the UK subsidiaries, partially offset by a reduction in the rate of UK Corporation Tax from 33% to 31% from April 1997.

  Net Income before Extraordinary Charge. Net income before an extraordinary charge increased $10.4 million to $45.0 million in 1998 from $34.6 million in 1997 as a result of the factors described above.

  Extraordinary Charge. An extraordinary charge of $11.6 million arose during the second quarter as a result of UK Holdings extinguishing all of its $100 million 10.75% Senior Notes due 2005. The charge was net of a $5.2 million income tax benefit.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

  The Company's assets consist primarily of the capital stock of UK Holdings and Terra Nova (Bermuda), and UK Holdings' assets consist primarily of the capital stock of Terra Nova, Terra Nova Capital, Octavian and Terra Nova SAS (the holding company for Corifrance). The ability of the Company to pay dividends on its capital stock and to pay its obligations depends primarily on dividends or other payments from Terra Nova, Terra Nova (Bermuda), Terra Nova Capital, Octavian and Corifrance. The payment of dividends and other payments by Terra Nova, Terra Nova Capital and Octavian are subject to restrictions under UK law and Terra Nova (Bermuda), Bermuda law and Corifrance, French law.

  The sources of funds for the Company's subsidiaries consist primarily of net premiums, investment income and proceeds from sales and redemptions of investments. The funds are used primarily to pay claims and operating expenses and for the purchase of investments, largely fixed income securities.

  The shareholders' equity of Terra Nova at June 30, 1998 was $276.0 million. The increase of $7.4 million in the first six months to June 30, 1998 was due largely to $6.1 million of retained earnings for the period. The shareholders' equity of Terra Nova (Bermuda) at June 30, 1998 was $294.0 million. The increase of $23.9 million during 1998 was due largely to $21.6 million of retained earnings for the period.

  For the six months ended June 30, 1998, the cash flow provided by operating activities of the Company was $12.2 million compared to $5.0 million in 1997. Excluding debt interest payments and advance corporation tax payments, operating cash flows were $28.0 million in 1998 compared to $10.5 million in 1997. The increase of $17.5 million was primarily a consequence of Terra Nova Capital and Terra Nova (Bermuda) receiving cash from orphan syndicate business written both in the last quarter of 1997 and the first half of 1998. The net cash used in financing activities in respect of the debt refinancing in 1998 was $13.2 million.

  Total investments and cash were $1,483.8 million at June 30, 1998. At June 30, 1998, 88.8%, 5.9% and 5.3% of total investments and cash were held in fixed maturities, common stocks and cash and cash equivalents, respectively. At June 30, 1998, approximately 88.6% of the Company's fixed income investments were rated "A" or better by Moody's or S&P. The Company's investment portfolio earned interest and dividend income, net of investment management fees, of 6.3% and 6.4% in the six months ended June 30, 1998 and 1997, respectively. The Company had realized investment gains of $14.6 million and $7.5 million in the six months ended June 30, 1998 and 1997, respectively.

  On April 29, 1998, Moody's Investor Services raised its debt rating on the Company's Senior Notes to "Baa1" from "Baa3". The rating increase reflects the improved strength of the Company's financial position.

  On May 5, 1998, A M Best raised its claims-paying ability rating of
Terra Nova and Terra Nova (Bermuda) to "A" from "A-". A M Best stated that, "The rating increase reflects the Company's excellent financial performance, liquidity and conservative investment strategy. The rating also reflects its experienced management team, which has expanded the business profitably since Bermuda Holdings was established in 1994."

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

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FOREIGN CURRENCY

  The Company's assets, liabilities, revenues and expenses, except for the majority of corporate overhead which is paid in British pounds, are predominantly in U.S. dollars. Accordingly, the Company's functional currency is the U.S. dollar. Certain other net translation adjustments are shown as a separate component of accumulated other comprehensive income.

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

DIVIDEND POLICY

  On February 6, 1998, the Company declared a dividend of $0.05 per share payable on March 27, 1998 to shareholders of record as of March 6, 1998.

  On May 4, 1998, the Company declared a dividend of $0.06 per share payable on June 26, 1998 to shareholders of record as of June 5, 1998.

  On August 6, 1998, the Company declared a dividend of $0.06 per share payable on September 25, 1998 to shareholders of records as of September 4, 1998.

  The declaration and payment of dividends is at the discretion of the Board of Directors of the Company and will depend upon the Company's results of operations, the financial position and capital requirements of the Company's operating subsidiaries, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors of the Company deems relevant. While the Company is not itself subject to any contractual restrictions or significant legal prohibitions on dividend payments, the Company's subsidiaries are subject to regulatory and legal constraints on their respective abilities to pay dividends. Accordingly, there is no assurance that dividends will be declared or paid in the future.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES


PART II - OTHER INFORMATION
---------------------------



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   EXHIBITS    27 - Financial Data Schedule

b)   FORM 8-K    Date of Report May 28, 1998
                 News Release

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





Date:      August 12, 1998      By: /s/JOHN J. DWYER
           ---------------          ----------------

                                    John J. Dwyer
                                    Chairman



Date:      August 12, 1998      By: /s/WILLIAM J. WEDLAKE
           ---------------          ---------------------

                                    William J. Wedlake
                                    Chief Financial Officer, Senior Vice
                                    President and
                                    Principal Accounting Officer