Form 10-Q
period 1998-09-30
TERRA NOVA BERMUDA HOLDING LTD
filed 1998-11-16
CIK 935937

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                    RICHMOND HOUSE
                                 12 PAR LA VILLE ROAD
                                     HAMILTON HM08
                                        BERMUDA
                      --------------------------------------------
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                      (Zip code)

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

                                YES    X          NO
                                     -------         --------

The number of registrant's ordinary shares ($5.80 par value) outstanding as of November 16, 1998, was 25,366,734.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION
------------------------------


                                                                                   Page No.
                                                                                   --------
Item 1.       Financial Statements:

              Consolidated Balance Sheets
              September 30, 1998 (Unaudited) and December 31, 1997                    1

              Consolidated Statements of Operations (Unaudited)
                 Three Months Ended September 30, 1998 and 1997
                 Nine Months Ended September 30, 1998 and 1997                        2

              Consolidated Statements of Comprehensive Income (Unaudited)
                 Three Months Ended September 30, 1998 and 1997
                 Nine Months Ended September 30, 1998 and 1997                        3

              Consolidated Statements of Shareholders' Equity (Unaudited)
                 Nine Months Ended September 30, 1998 and 1997                        4

              Consolidated Statements of Cash Flows (Unaudited)
                 Nine Months Ended September 30, 1998 and 1997                        5

              Notes to the Interim Consolidated Financial Statements                  6
              (Unaudited)


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                              10

PART II - OTHER INFORMATION
---------------------------

Item 6.       Exhibits and Reports on Form 8-K                                       19

Signatures                                                                           20

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (dollars in thousands)


                                                                               At September 30,        At December 31,
                                                                                      1998                  1997
                                                                                ---------------        ---------------
                                                                                  (Unaudited)
                                ASSETS
Investments available for sale and cash and cash equivalents, at fair value:
       Fixed maturities:
              Bonds (amortized cost $1,299,972 and $1,219,799, respectively)       $1,389,829               $1,261,458
       Common stocks (cost $60,563 and $69,781, respectively)                          75,694                  104,234
       Cash and cash equivalents                                                       60,127                  109,864
                                                                                 -------------          ---------------
              Total investments and cash and cash equivalents                       1,525,650                1,475,556

Accrued investment income                                                              31,748                   28,076
Insurance balances receivable                                                          95,957                   74,774
Reinsurance recoverable on paid losses                                                 52,695                   39,402
Reinsurance recoverable on unpaid losses                                              242,447                  246,728
Accrued premium income                                                                280,819                  188,055
Prepaid reinsurance premiums                                                           54,156                   26,853
Deferred acquisition costs                                                            119,654                   76,380
Goodwill                                                                               26,223                   26,918
Other assets                                                                           52,728                   37,392
                                                                                 -------------          ---------------
              Total assets                                                         $2,482,077               $2,220,134
                                                                                 =============          ===============

                                LIABILITIES
Unpaid losses and loss adjustment expenses                                         $1,160,026               $1,157,724
Unearned premiums                                                                     430,381                  274,934
Insurance balances payable                                                             47,272                   33,833
Income taxes payable                                                                   21,723                   10,274
Deferred income taxes                                                                   9,606                   15,244
Long-term debt                                                                        175,000                  175,000
Net liabilities of Aviation business in run-off                                        26,607                   28,235
Other liabilities                                                                      52,616                   43,002
                                                                                 -------------          ---------------
              Total liabilities                                                    $1,923,231               $1,738,246
                                                                                 -------------          ---------------

                     SHAREHOLDERS' EQUITY
Common shares                                                                         150,602                  150,142
Stock held in Trust                                                                    (9,500)                  (9,500)
Deferred equity compensation                                                            6,350                    3,275
Additional capital                                                                    111,726                  111,568
Retained earnings                                                                     218,590                  169,861
Accumulated other comprehensive income                                                 81,078                   56,542
                                                                                 -------------          ---------------
              Total shareholders' equity                                             $558,846                 $481,888
                                                                                 -------------          ---------------
                                                                                 -------------          ---------------
              Total liabilities and shareholders' equity                           $2,482,077               $2,220,134
                                                                                 =============          ===============

See accompanying notes to the interim consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                     Consolidated Statements of Operations
    For the Three Months and Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)
                  (dollars in thousands except share amounts)


                                                                             Three Months Ended       Nine Months Ended
                                                                               September 30,             September 30,
                                                                        ------------------------- ---------------------------
                                                                             1998         1997          1998           1997
                                                                        ------------   ---------- -------------    ----------
Revenues
                 Net written premiums                                      $115,879      $90,458      $506,828      $368,778
                 Decrease (increase) in unearned premiums                    13,518       11,399      (128,139)      (92,537)
                                                                        ------------   ---------- -------------    ----------
                 Net earned premiums                                        129,397      101,857       378,689       276,241
                 Net investment income                                       23,250       21,461        69,513        62,524
                 Realized net capital gains on sales of investments           1,374        4,221        15,932        11,733
                 Foreign exchange gains (losses)                                (62)        (585)          244           210
                 Agency income                                                4,620        3,455        15,104        10,019
                                                                        ------------   ---------- -------------    ----------
                                  Total revenues                            158,579      130,409       479,482       360,727
                                                                        ------------   ---------- -------------    ----------
Expenses
                 Losses and loss adjustment expenses, net                    80,743       61,875       242,865       178,147
                 Acquisition costs                                           42,295       34,104       117,460        83,868
                 Other operating expenses                                     3,757        3,500        12,883        10,714
                 Interest expense                                             3,100        3,297        10,597         8,672
                 Agency expense                                               3,507        2,805        11,972         8,044
                 Other expenses                                               1,232        1,441         4,455         4,195
                                                                        ------------   ---------- -------------    ----------
                                  Total expenses                            134,634      107,022       400,232       293,640
                                                                        ------------   ---------- -------------    ----------

Income before income taxes and extraordinary charge                          23,945       23,387        79,250        67,087

Income tax expense                                                            4,174        4,378        14,456        13,430
                                                                        ------------   ---------- -------------    ----------
Net income before extraordinary charge                                      $19,771      $19,009       $64,794       $53,657
                                                                        ============   ========== =============    ==========

Extraordinary charge after tax                                                    -            -        11,641             -
                                                                        ------------   ---------- -------------    ----------
Net income                                                                  $19,771      $19,009       $53,153       $53,657
                                                                        ============   ========== =============    ==========

Basic earnings per common share
                 Net income before extraordinary charge                       $0.78        $0.75         $2.55         $2.09
                 Extraordinary charge                                             -            -          0.46             -
                                                                        ------------   ---------- -------------    ----------
                 Net income                                                   $0.78        $0.75         $2.09         $2.09
                                                                        ============   ========== =============    ==========
Diluted earnings per common share
                 Net income before extraordinary charge                       $0.75        $0.74         $2.48         $2.06
                 Extraordinary charge                                             -            -          0.45             -
                                                                        ------------   ---------- -------------    ----------
                 Net income                                                   $0.75        $0.74         $2.03         $2.06
                                                                        ============   ========== =============    ==========

See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
     For the Three Months and Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)
                             (dollars in thousands)

                                                                          Three Months Ended               Nine Months Ended
                                                                             September 30,                    September 30,
                                                                  ----------------------------------    ----------------------------
                                                                      1998                1997              1998             1997
                                                                  ------------     -----------------    -----------      -----------
   Net income                                                         $19,771               $19,009        $53,153          $53,657
                                                                  ------------     -----------------    -----------      -----------
   Other comprehensive income net of tax:
             Unrealized appreciation of investments before tax         26,777                23,689         28,875           21,589
             Tax expense                                               (4,777)               (5,062)        (4,515)          (4,434)
                                                                  ------------     -----------------    -----------      -----------
             Unrealized appreciation of investments after tax          22,000                18,627         24,360           17,155

             Currency translation adjustments                             111                   (88)           176             (132)

                                                                  ------------     -----------------    -----------      -----------
   Other comprehensive income                                          22,111                18,539         24,536           17,023
                                                                  ------------     -----------------    -----------      -----------
                                                                  ------------     -----------------    -----------      -----------
   Comprehensive income                                               $41,882               $37,548        $77,689          $70,680
                                                                  ============     =================    ===========      ===========

See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
              For the Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)
                             (dollars in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                           ------------------------------------------
                                                                                1998                      1997
                                                                           ----------------         -----------------
Common shares:
                  Balance, beginning of period                                    $150,142                  $149,933
                  Issued during the period                                             460                       181
                                                                           ----------------         -----------------
                                   Balance, end of period                         $150,602                  $150,114
                                                                           ================         =================

Stock held in Trust:
                  Balance, beginning of period                                     $(9,500)                       $-
                  Purchased during the period                                            -                   (10,020)
                  Options exercised during the period                                    -                       520
                                                                           ----------------         -----------------
                                   Balance, end of period                          $(9,500)                  $(9,500)
                                                                           ================         =================

Deferred equity compensation:
                  Balance, beginning of period                                      $3,275                        $-
                  Stock option compensation expense                                  3,075                     2,833
                  Options exercised during the period                                    -                      (369)
                                                                           ----------------         -----------------
                                   Balance, end of period                           $6,350                    $2,464
                                                                           ================         =================


Additional capital:
                  Balance, beginning of period                                    $111,568                  $111,544
                  Options exercised during the period                                  158                        24
                                                                           ----------------         -----------------
                                   Balance, end of period                         $111,726                  $111,568
                                                                           ================         =================


Retained earnings:
                  Balance, beginning of period                                    $169,861                  $100,821
                  Net income                                                        53,153                    53,657
                  Dividends payable on ordinary shares                              (4,424)                   (3,076)
                                                                           ----------------         -----------------
                                   Balance, end of period                         $218,590                  $151,402
                                                                           ================         =================


Accumulated other comprehensive income:
                  Balance, beginning of period                                     $56,542                   $36,461
                  Unrealized appreciation of investments, net of tax                24,360                    17,155
                  Currency translation adjustments                                     176                      (132)
                                                                           ----------------         -----------------
                                   Balance, end of period                          $81,078                   $53,484
                                                                           ================         =================

                                                                           ----------------         -----------------
                                   Total shareholders' equity                     $558,846                  $459,532
                                                                           ================         =================


See accompanying notes to the interim consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)
                             (dollars in thousands)

                                                                                                     Nine Months Ended
                                                                                                        September 30,
                                                                                         --------------------------------------
                                                                                             1998                    1997
                                                                                         -------------          ---------------
Cash flows from operating activities:
                   Net income                                                                 $53,153                  $53,657

Adjustments to reconcile net income to net cash
                   provided by operating activities:
                   Amortization of goodwill                                                       695                      854
                   Extraordinary charge                                                        16,871                        -
                   Stock option compensation expense                                            3,075                    2,403
                   Realized capital gains                                                     (15,932)                 (11,733)
                   Change in unpaid losses and loss adjustment expenses                         1,717                  (33,809)
                   Change in unearned premiums and prepaid reinsurance                        128,144                   95,769
                   Change in insurance balances payable                                        13,439                  (20,686)
                   Change in insurance balances receivable, accrued premium income and
                                    reinsurance recoverable on paid and unpaid losses        (123,615)                 (41,495)
                   Change in deferred acquisition costs                                       (43,275)                 (35,771)
                   Change in accrued investment income                                         (3,673)                  (2,064)
                   Change in current and deferred income taxes                                  2,125                    9,747
                   Change in other assets and liabilities, net                                (19,413)                   8,631
                   Change in net liabilities of Aviation business in run-off                   (1,628)                     215
                                                                                         -------------          ---------------
                                    Total adjustments                                         (41,470)                 (27,939)
                                                                                         -------------          ---------------
                                    Net cash provided by operating activities                  11,683                   25,718
                                                                                         -------------          ---------------
Cash flows from investing activities:
                   Proceeds of fixed maturities matured                                        37,057                   50,582
                   Proceeds of fixed maturities sold                                          339,000                  311,423
                   Proceeds of equity securities sold                                         114,041                  132,966
                   Purchase of fixed maturities                                              (439,698)                (361,341)
                   Purchase of equity securities                                              (94,612)                (138,159)
                   Payment consideration for Corifrance                                             -                  (42,225)
                   Acquisition expenses                                                             -                     (203)
                                                                                         -------------          ---------------
                                    Net cash used in investing activities                     (44,212)                 (46,957)
                                                                                         -------------          ---------------
Cash flows from financing activities:
                   Ordinary dividend paid                                                      (4,412)                  (3,076)
                   Redemption of public debt                                                 (113,053)                       -
                   Proceeds from public debt offering                                          99,899                   74,866
                   Payment of fees for financing public debt offering                            (913)                    (538)
                   Repurchase of common shares                                                      -                  (10,020)
                   Stock options exercised                                                        618                      356
                                                                                         -------------          ---------------
                         Net cash (used in) provided by financing activities                  (17,861)                  61,588
                                                                                         -------------          ---------------
Change in cash and cash equivalents                                                           (50,390)                  40,349
Exchange on foreign currency cash balances                                                        653                     (656)
Cash and cash equivalents at beginning of period                                              109,864                   50,544
                                                                                         -------------          ---------------
Cash and cash equivalents at end of period                                                    $60,127                  $90,237
                                                                                         =============          ===============
Supplemental disclosure of cash flow information
                   Income taxes paid                                                           $4,389                     $324
                                                                                         =============          ===============
                   Interest paid                                                              $14,638                  $10,750
                                                                                         =============          ===============

See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements ("Statements") present information about Terra Nova (Bermuda) Holdings Ltd. (the "Company") and have been prepared on the basis of accounting principles generally accepted in the United States of America. All intercompany accounts and transactions among the companies included in the Statements have been eliminated. In the opinion of management, these unaudited Statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for interim periods do not necessarily indicate the results to be expected for the full year.

These Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1997.

2. CONTINGENCIES

The Company is regularly involved, directly or indirectly, in litigation in the ordinary course of conducting its insurance and reinsurance business. In a number of cases, plaintiffs seek to establish coverage for liability under environmental protection laws. While the nature and extent of insurance and reinsurance coverage for environmental liability has widened since 1980, in the judgement of management, none of these cases, individually or collectively, is likely to result in judgements for amounts which, net of losses and loss adjustment expense liabilities previously established and reinsurance recoverables which management believes are probable of realization, would have a material effect on the financial position of the Company. However, there is no assurance that such losses will not materially affect the Company's results of operations for any period.

3. REINSURANCE CEDED

In the ordinary course of business, Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Compagnie de Reassurance d'Ile de France ("Corifrance") and Terra Nova Capital Limited ("Terra Nova Capital") cede reinsurance to other insurance companies. Ceded reinsurance arrangements limit the net loss potential arising from large risks. Reinsurance is effected under reinsurance treaties and by negotiation on individual risks.

Terra Nova, Terra Nova (Bermuda) and Terra Nova Capital cede reinsurance to and assume reinsurance from Lloyd's of London ("Lloyd's") syndicates. As of September 30, 1998, the aggregate exposure from reinsurance ceded to Lloyd's syndicates in respect of continuing operations, including estimated reinsurance recoveries on losses incurred but not reported, was approximately $84 million. The majority of this was ceded into Equitas with effect from September 4, 1996.

(a)  Net written premiums are comprised of the following:

                                                                Nine Months Ended
                                                                   September 30,
                                                            ----------------------------
                                                                 1998          1997
                                                            ------------    ------------
                                                               (dollars in thousands)
Direct business                                             $    296,426    $    209,573
Reinsurance assumed                                              296,945         222,552
Reinsurance ceded                                                (86,543)        (63,347)
                                                            ============    ============
Net written premiums                                        $    506,828    $    368,778
                                                            ============    ============

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

            NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(b) Net earned premiums are comprised of the following:

                                                                          Nine Months Ended
                                                                            September 30,
                                                                    ----------------------------
                                                                        1998            1997
                                                                    ------------    ------------
                                                                        (dollars in thousands)
Direct business                                                     $    205,347    $    123,218
Reinsurance assumed                                                      232,416         192,637
Reinsurance ceded                                                        (59,074)        (39,614)
                                                                    ------------    ------------
Net earned premiums                                                 $    378,689    $    276,241
                                                                    ============    ============

(c) Losses and loss adjustment expenses, net, are comprised of the following:

                                                                           Nine Months Ended
                                                                            September 30,
                                                                    ----------------------------
                                                                         1998            1997
                                                                    ------------    ------------
                                                                        (dollars in thousands)
Losses and loss adjustment expenses                                 $    298,046    $    200,817
Reinsurance ceded                                                        (55,181)        (22,670)
                                                                    ------------    ------------
Losses and loss adjustment expenses, net                            $    242,865    $    178,147
                                                                    ============    ============

4.  Earnings per common share and common share equivalent

Earnings per share ("EPS") are computed in accordance with SFAS No.128, which is effective for financial statements for periods ending after December 15, 1997. All prior period EPS data presented is restated to conform with the provisions of SFAS No.128.

Basic EPS are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS considers all dilutive potential common shares that were outstanding during the period.

The following EPS have been computed using SFAS No.128:


                                                                        Nine Months Ended
                                                                           September 30,
                                                                   ----------------------------
                                                                        1998            1997
                                                                   ------------    ------------
                                                           (dollars in thousands except share amounts)
Income available to common stockholders                            $     53,153    $     53,657
                                                                   ------------    ------------

Shares outstanding for basic EPS calculation                         25,473,657      25,644,355
                                                                   ------------    ------------

Basic EPS                                                          $       2.09    $       2.09
                                                                   ============    ============
Shares added for diluted EPS
    calculation to reflect the effect of:
    Stock options                                                       727,601         415,295
                                                                   ------------    ------------
Shares outstanding for diluted EPS calculation                       26,201,258      26,059,650
                                                                   ------------    ------------
Diluted EPS                                                        $       2.03    $       2.06
                                                                   ============    ============

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

       NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (Unaudited)

5. SUMMARIZED FINANCIAL INFORMATION FOR TERRA NOVA INSURANCE (UK) HOLDINGS PLC ("UK HOLDINGS")

Summarized consolidated balance sheet information as at September 30, 1998 and December 31, 1997 and summarized consolidated statement of operations information for the nine months ended September 30, 1998 and 1997 relating to UK Holdings is set out below. Separate financial statements of UK Holdings are not presented because they would not be material to holders of UK Holdings 7.2% Senior Notes due 2007 or to holders of UK Holdings 7.0% Senior Notes due 2008.

                                                                   September 30,     December 31,
                                                                       1998             1997
                                                                  --------------   --------------
                                                                      (dollars in thousands)
Investments and cash                                                $  959,150      $  960,191
Reinsurance recoverable on unpaid losses                               391,194         407,560
Accrued premium income                                                 258,256         170,006
Other assets                                                           400,760         288,077
                                                                  --------------   --------------
                  Total assets                                      $2,009,360      $1,825,834
                                                                  ==============   ==============

Unpaid losses and loss adjustment expenses                          $1,068,199      $1,077,327
Unearned premiums                                                      400,481         254,833
Net liabilities of Aviation business in run-off                         20,425          21,985
Long-term debt                                                         175,000         175,000
Other liabilities                                                      139,650         119,971
                                                                  --------------   --------------
                  Total liabilities                                  1,803,755       1,649,116
                                                                  --------------   --------------
                  Total shareholders' equity                           205,605         176,718
                                                                  --------------   --------------
                  Total liabilities and shareholders' equity        $2,009,360      $1,825,834
                                                                  ==============   ==============

                                                                  Nine Months Ended September 30,
                                                                      1998              1997
                                                                  --------------   --------------
                                                                      (dollars in thousands)
Net earned premiums                                                 $  327,165      $  239,724
Net investment income                                                   43,188          41,214
Realized investment gains                                               11,074          11,350
Foreign exchange gains                                                     194             300
Agency income                                                           15,104          10,019
                                                                  --------------   --------------
Total revenues                                                         396,725         302,607
                                                                  --------------   --------------
Underwriting costs and expenses                                        340,077         252,520
Agency expenses                                                         11,972           8,044
                                                                  --------------   --------------
Income before income taxes and extraordinary charge                     44,676          42,043
                                                                  --------------   --------------
Net income before extraordinary charge                              $   30,220      $   28,612
                                                                  ==============   ==============
Extraordinary charge after tax                                          11,641              --
                                                                  --------------   --------------
Net income                                                          $   18,579      $   28,612
                                                                  ==============   ==============

6.    EXTRAORDINARY CHARGE ARISING ON EXTINGUISHMENT OF DEBT

An extraordinary charge of $11.6 million arose during the second quarter as a result of UK Holdings' extinguishing its $100 million 10.75% Senior Notes due 2005 (the "Senior Notes"). The charge was net of a $5.2 million income tax benefit.

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

The extraordinary charge has been recognised in the period of extinguishment in accordance with SFAS No.125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

7.    STOCK REPURCHASES

In October 1998, the Company repurchased 128,200 shares at a total cost of $3,259,013, excluding commissions.

As of November 16, 1998, the Company had repurchased a total of 628,200 shares at a total cost of $13,279,013, leaving a further $6,720,987 available for future repurchases in accordance with the Board of Directors' authorization, dated May 5, 1997.

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

Mix of Business

The Company's mix of business and combined ratios for the three and nine months ended September 30, 1998, and 1997 are set forth in the following table:


                                                     Three Months Ended September 30,          Nine Months Ended September 30,
                                               -----------------------------------------   --------------------------------------
                                                         1998               1997                 1998                 1997
                                                    Amount   Percent  Amount    Percent    Amount    Percent     Amount   Percent
                                               ------------ --------  --------- --------   -------- --------     -------  -------
                                                            (Dollars in thousands)                   (Dollars in thousands)
Gross Written Premiums
         Non-marine property                        $57,673     45.9%  $ 44,846     44.7%  $283,014      47.7%  $198,996    46.0%
         Non-marine casualty                         23,385     18.6     22,148     22.1    148,450      25.0     97,028    22.5
         Marine & Aviation                           44,519     35.5     33,372     33.2    161,907      27.3    136,101    31.5
                                               ------------   ------   --------   ------   --------   -------   --------   ------
                          Total                $    125,577    100.0%  $100,366    100.0%  $593,371     100.0%  $432,125   100.0%
                                               ============   ======   ========   ======   ========   =======   ========   ======
Net Written Premiums
         Non-marine property                   $     53,598     46.2%  $ 38,214     42.2%  $255,833      50.5%  $174,702    47.4%
         Non-marine casualty                         26,277     22.7     20,542     22.8    140,409      27.7     88,120    23.9
         Marine & Aviation                           36,004     31.1     31,702     35.0    110,586      21.8    105,956    28.7
                                               ------------   ------   --------   ------   --------   -------   --------   ------
                          Total                $    115,879    100.0%  $ 90,458    100.0%  $506,828     100.0%  $368,778   100.0%
                                               ============   ======   ========   ======   ========   =======   ========   ======
Net Earned Premiums
         Non-marine property                   $     67,098     51.9%  $ 47,737     46.9%  $174,282      46.0%  $130,690    47.3%
         Non-marine casualty                         27,584     21.3     24,308     23.8    104,626      27.6     65,805    23.8
         Marine & Aviation                           34,715     26.8     29,812     29.3     99,781      26.4     79,746    28.9
                                               ------------   ------   --------   ------   --------   -------   --------   ------
                          Total                $    129,397    100.0%  $101,857    100.0%  $378,689     100.0%  $276,241   100.0%
                                               ============   ======   ========   ======   ========   =======   ========   ======

Losses and Loss Adjustment Expense Ratios
         Non-marine property                                    65.2                61.3                 65.7               63.3
         Non-marine casualty                                    56.0                63.6                 70.9               75.3
         Marine & Aviation                                      62.0                57.5                 54.3               57.5
                                                              ------               ------               ------             ------
                          Total                                 62.4%               60.7%                64.1%              64.5%
                                                              ======               ======               ======             ======
Underwriting Expense Ratios
         Non-marine property                                    32.0                35.3                 34.0               33.4
         Non-marine casualty                                    33.7                38.6                 27.1               29.6
         Marine & Aviation                                      44.1                38.2                 42.9               39.5
                                                              ------               ------               ------             ------
                          Total                                 35.6%               36.9%                34.4%              34.2%
                                                              ======               ======               ======             ======
Combined Ratios
         Non-marine property                                    97.2                96.6                 99.7               96.7
         Non-marine casualty                                    89.7               102.2                 98.0              104.9
         Marine & Aviation                                     106.1                95.7                 97.2               97.0
                                                              ------               ------               ------             ------
                          Total                                 98.0%               97.6%                98.5%              98.7%
                                                              ======               ======               ======             ======


                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF  OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

  Gross Written Premiums; Net Written Premiums; Net Earned Premiums. Gross written premiums increased 25.1%, to $125.6 million in 1998 from $100.4
million in 1997.   The overall increase in gross written premiums of $25.2
million was mainly a consequence of Terra Nova Capital increasing its participation on syndicates managed by Octavian from 47% in 1997 to approximately 60% in 1998. The majority of the business written by Terra Nova Capital is UK property, UK casualty, marine and aviation business.

  The increases in premium volumes have been partially offset by the effect of premium rates which have declined since 1997 as a result of competition in the markets in which the Company operates.

  Reinsurance ceded remained relatively flat at $9.7 million in 1998, compared to $9.9 million in 1997.

  Net written premiums increased by 28.1%, to $115.9 million in 1998 from $90.5 million in 1997, as a consequence of the increase in gross written premiums. Net earned premiums increased 27.0%, to $129.4 million in 1998 from $101.9 million in 1997.

  Net Investment Income. Net investment income increased by 8.3%, to $23.3 million in 1998 from $21.5 million in 1997. The increase resulted from growth in average invested assets and the Company's reduced proportion of equities held, the investment in lower grade fixed income securities and investment income from orphan syndicate business written in the last quarter of 1997 and first quarter of 1998. The average investment yield before realized gains and losses was 6.2% and 6.3% in 1998 and 1997, respectively. The average duration of fixed maturity investments was 4.8 years and 4.7 years at September 30, 1998 and 1997, respectively.

  Realized Net Capital Gains on Sales of Investments. Realized net capital gains on sales of investments decreased $2.8 million to $1.4 million in 1998 from $4.2 million in 1997. Net capital gains included $2.2 million of gains on the sale of fixed maturities and $0.8 million of losses on the sale of equities during the period.

   Agency income. This income consists of fees and profit commissions earned by Octavian for managing certain Lloyd's syndicates.

   Losses and Loss Adjustment Expenses. Losses and LAE increased 30.5%, to $80.7 million in 1998 from $61.9 million in 1997. As a percentage of net earned premiums, losses and LAE increased 1.7 points, to 62.4% in 1998 from 60.7% in 1997. The increase reflects the greater catastrophe activity in the third quarter of 1998 compared to 1997, with the Company experiencing $7.5 million in losses from Hurricane Georges. The Company experienced deterioration in the third quarter of 1998 on Octavians's auto and aviation business, offset by improvements on the casualty account.

  Acquisition Costs. Acquisition costs, consisting of commissions and other underwriting expenses, increased 24.0%, to $42.3 million in 1998 from $34.1 million in 1997. Acquisition costs as a percentage of net earned premiums decreased 0.8%, to 32.7% in 1998 from 33.5% in 1997.

  Other Operating Expenses. Other operating expenses increased 7.3%, to $3.8 million in 1998 from $3.5 million in 1997. Other operating expenses as a percentage of net earned premiums decreased to 2.9% in 1998 from 3.4% in 1997.

  Combined Ratios. The Company's combined ratios were 98.0% for 1998 and 97.6% for 1997.

  Net Interest Expense. Net interest expense in the third quarter of 1998 relates to interest on the $75 million 7.2% Senior Notes issued on August 26, 1997, and interest on the $100 million 7.0% Senior Notes issued on May 18, 1998. The interest expense in the third quarter of 1997 related to the $75 million 7.2% issue and to the $100 million 10.75% Senior Notes

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

issued on June 30, 1995 and extinguished in the second quarter of 1998.

  Agency expenses. These expenses are incurred by Octavian in managing certain Lloyd's syndicates.

  Income before Income Taxes and Extraordinary Charge. Income before income taxes and extraordinary charge increased 2.4%, to $23.9 million in 1998 from $23.4 million in 1997. This increase was mainly due to the increase in investment income, offset by a reduction in the level of realized gains on disposal of equities in 1998.

  Income Tax Expense. Income tax expense decreased 4.6%, to $4.2 million in 1998 from $4.4 million in 1997, as a consequence of the marginal decrease in operating income of the UK subsidiaries.

  Net Income. Net income increased $0.8 million to $19.8 million in 1998 from $19.0 million in 1997 as a result of the factors described above.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

  Gross Written Premiums; Net Written Premiums; Net Earned Premiums. Gross written premiums increased 37.3%, to $593.4 million in 1998 from $432.1 million
in 1997.   The overall increase in gross written premiums of $161.3 million was mainly a consequence of:

  (a) The increased participation by Terra Nova Capital in the business of the Octavian syndicates from 47% to 60%, an increase of $116.2 million. The majority of the business written by Terra Nova Capital is UK property, UK casualty, marine and aviation business;

  (b) $27.9 million of casualty premiums related to reinsurance to close of orphan Lloyd's syndicates from the 1993 year of account compared to $12.1 million in 1997; and

  (c) $21.5 million of premiums from Corifrance, which was acquired in September 1997, and which writes primarily property business on a reinsurance basis.

  These increases in premium volume have been partially offset by the impact of rate declines since 1997 resulting from competition in the markets in which the Company operates.

  Reinsurance ceded increased by 36.6%, to $86.5 million in 1998 from $63.3 million in 1997. The increase reflects the increase in gross written premiums at Octavian. As a consequence, reinsurance ceded as a percentage of gross written premiums (excluding the orphan syndicate business which has no reinsurance) was 15.3% in 1998 compared to 14.7% in 1997.

  Net written premiums increased by 37.4%, to $506.8 million in 1998 from $368.8 million in 1997, as a consequence of the increase in gross written premiums referred to above largely offset by the increase in reinsurance ceded. Net earned premiums increased 37.1%, to $378.7 million in 1998 from $276.2 million in 1997.

  Net Investment Income. Net investment income increased by 11.2%, to $69.5 million in 1998 from $62.5 million in 1997 as a result of an increase of 10.6% in average invested assets, the Company's reducing the proportion of equities it holds, the Company's investing in lower grade fixed income securities and investment income from orphan syndicate business. The average investment yield before realized gains and losses was 6.2% in both 1998 and 1997. The average duration of fixed maturity investments was 4.8 years and 4.9 years at September 30, 1998 and 1997, respectively.

  Realized Net Capital Gains on Sales of Investments. Realized net capital gains on sales of investments

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

increased $4.2 million to $15.9 million in 1998 from $11.7 million in 1997. Of the total gains in 1998, $9.7 million arose from equity securities sold during the period and $6.2 million from fixed maturities.

   Foreign exchange gains. Foreign exchange gains of $0.2 million arose in both 1998 and 1997 from foreign currency exchange during the period together with the translation of foreign currency assets and liabilities into U.S. dollars, the Company's functional currency.

   Agency income. This income consists of fees and profit commissions earned by Octavian for managing certain Lloyd's syndicates.

   Losses and Loss Adjustment Expenses. Losses and LAE increased 36.3%, to $242.9 million in 1998 from $178.1 million in 1997. As a percentage of net earned premiums, losses and LAE decreased 0.4%, to 64.1% in 1998 from 64.5% in 1997. The ratios reflect the Company's changed mix of business resulting from its greater participation in the Octavian syndicates. Management estimates that the Company's losses from Hurricane Georges will be $7.5 million.

   Acquisition Costs. Acquisition costs, consisting of commissions and other underwriting expenses, increased 40.1%, to $117.5 million in 1998 from $83.9 million in 1997. Acquisition costs as a percentage of net earned premiums increased 0.6%, to 31.0% in 1998 from 30.4% in 1997. The increase over 1997 reflects the Company's increased participation in Octavian business which carries a higher expense ratio due to a higher level of reinsurance ceded and Lloyd's charges, partially offset by the effect of the orphan syndicate business which has very low acquisition costs.

  Other Operating Expenses. Other operating expenses increased 20.2%, to $12.9 million in 1998 from $10.7 million in 1997. Other operating expenses as a percentage of net earned premiums decreased to 3.4% in 1998 from 3.9% in 1997.

  Combined Ratios. The Company's combined ratios were 98.5% for 1998 and 98.7% for 1997.

  Net Interest Expense. Net interest expense in 1998 relates to interest on the $100 million 10.75% Senior Notes issued on June 30, 1995, interest on the $75 million 7.2% Senior Notes issued on August 26, 1997, and interest on the $100 million 7.0% Senior Notes issued on May 18, 1998. The interest expense in 1997 related to the $100 million 10.75% issue and the $75 million 7.2% issue.

  Agency expenses. These expenses were incurred by Octavian in managing certain Lloyd's syndicates.

  Income before Income Taxes and Extraordinary Charge. Income before income taxes and extraordinary charge increased 18.1%, to $79.3 million in 1998 from $67.1 million in 1997. This increase was mainly due to a higher level of realized gains in 1998 and to an increase in investment income.

  Income Tax Expense. Income tax expense increased 7.6%, to $14.5 million in 1998 from $13.4 million in 1997, as a consequence of the increase in operating income of the UK subsidiaries, partially offset by a reduction in the rate of UK Corporation Tax from 33% to 31% from April 1997.

  Net Income before Extraordinary Charge. Net income before extraordinary charge increased $11.1 million to $64.8 million in 1998 from $53.7 million in 1997 as a result of the factors described above.

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

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

  The Company's assets consist primarily of the capital stock of UK Holdings and Terra Nova (Bermuda), and UK Holdings' assets consist primarily of the capital stock of Terra Nova, Terra Nova Capital, Octavian and, through Terra Nova, Terra Nova SAS (the holding company for Corifrance). The ability of the Company to pay dividends on its capital stock and to pay its obligations depends primarily on dividends or other payments from Terra Nova, Terra Nova (Bermuda), Terra Nova Capital, Octavian and Corifrance. The payment of dividends and other payments by Terra Nova, Terra Nova Capital and Octavian are subject to restrictions under UK law; Terra Nova (Bermuda), Bermuda law and Corifrance, French law.

  The sources of funds for the Company's subsidiaries consist primarily of net premiums, investment income and proceeds from sales and redemptions of investments. The funds are used to pay claims and operating expenses and for the purchase of investments, largely fixed income securities.

  The shareholders' equity of Terra Nova at September 30, 1998, was $284.7 million. The increase of $16.2 million in the first nine months to September 30, 1998 was due largely to $6.9 million of retained earnings for the period, after recognizing $22.5 million of dividends to UK Holdings, and $9.3 million of unrealized appreciation on investments, reflecting the strong increase in fixed maturity valuations during the third quarter. The shareholders' equity of Terra Nova (Bermuda) at September 30, 1998, was $318.0 million. The increase of $47.8 million during 1998 was due to $34.6 million of retained earnings for the period and unrealized gains on investments of $14.1 million.

  For the nine months ended September 30, 1998, the cash flow provided by operating activities of the Company was $11.7 million compared to $25.7 million in 1997. The decrease of $14.0 million was mainly a consequence of the Company having lower insurance cash flows primarily at Terra Nova due to a change in its mix of business, the prepayment of taxes in 1998 and higher interest payments in 1998, partially offset by the effect of Terra Nova Capital and Terra Nova (Bermuda) receiving cash from orphan syndicate business written both in the last quarter of 1997 and the first half of 1998. The net cash used in financing activities in respect of the debt refinancing in 1998 was $13.2 million.

  Total investments and cash were $1,525.7 million at September 30, 1998. At September 30, 1998, 91%, 5% and 4% of total investments and cash were held in fixed maturities, common stocks and cash and cash equivalents, respectively. At September 30, 1998, approximately 90.4% of the Company's fixed income investments were rated "A" or better by Moody's or S&P. The Company's investment portfolio earned interest and dividend income, net of investment management fees, of 6.2% and 6.2% in the nine months ended September 30, 1998, and 1997, respectively. The Company had realized investment gains of $15.9 million and $11.7 million in the nine months ended September 30, 1998, and 1997, respectively.

  On October 9, 1998, the Company announced that Octavian had established new operating entities in Australia and Hong Kong.

  On October 12, 1998, the Company announced that Terra Nova Capital's participation in the Lloyd's Capacity Auctions for the 1999 underwriting year resulted in the acquisition of $107.5 million ((Pounds)64.0 million) of new capacity. Nigel Rogers, the Company's President and Chief Executive Officer, said that these purchases in the auction, along with additional unsold capacity which may come to the Company at no cost, will bring the Company's share of aggregate capacity on the eight syndicates managed by Octavian to approximately 77% for the 1999 underwriting year up from approximately 60% for the 1998 underwriting year. This newly acquired capacity continues the Company's strategy of acquiring capacity when warranted by market conditions and price.

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

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

FOREIGN CURRENCY

  The Company's assets, liabilities, revenues and expenses, except for the portion of corporate overhead paid in British pounds, are predominantly denominated in U.S. dollars. Accordingly, the Company's functional currency is the U.S. dollar. Other net currency translation adjustments are shown in the financial statements as a separate component of accumulated other comprehensive income.

THE EURO

  On January 1, 1999, Economic and Monetary Union (EMU) and a new currency, the "euro", will be adopted by eleven of the fifteen member states of the European Union (EU). Other member states, including the United Kingdom, may join in the years to come. Corifrance and the Brussels branch of Terra Nova are the Company's only operations currently situated within countries adopting EMU.

  The participating EMU countries are scheduled to adopt the euro as their home currency on January 1, 1999. The European Central Bank (ECB) will establish a fixed conversion rate between each participant's existing currency and the euro. The euro will then trade on currency exchanges and be available for non-cash transactions through the transition period which ends on December 31, 2001. On January 1, 2002, the ECB will begin to issue euro-denominated bills and coins for use in cash transactions.

  The Company has identified significant issues and has established a strategy to deal with each phase of the euro's implementation. The Company will develop and complete the necessary changes in its information technology and other systems in order to administer and settle transactions in the euro.

  The competitive impact of the introduction of the euro is not expected to be significant because less than 10% of the Company's business is conducted within EU member states. Management believes that the cost of modifying information systems software will not be material to the Company's results, operations, financial condition or liquidity, and are being expensed as incurred.

YEAR 2000

GENERAL

  The Year 2000 issue arises from the fact that many computers and computer programs use two digits rather than four to represent the year portion of a date. The faulty interpretation or the misinterpretation of these two digits could result in system failure or miscalculation causing disruption to business processes.

  The Year 2000 date change problem is widely recognized as the biggest single issue to have faced the information technology ("IT") industry. Its impact is likely to extend into all areas of business and commerce. Accordingly, the Company is addressing Year 2000 as both an IT issue and a business issue. The Company has established a Year 2000 Project team composed of representatives from all IT and business areas in order to ensure a co-ordinated approach. The Project team reports directly to senior management who, in turn, report regularly to the Board of Directors on the status of the Company's Year 2000 compliance.

THE COMPANY'S STATE OF READINESS

  The Company has divided the Year 2000 Project into three major areas of focus - IT, underwriting and third parties. Each section addresses unique risks, but shares a common approach to the Project, which include five

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

phases: (1) assessing the nature and scope of the Company's exposure to the Year 2000 issue; (2) identifying the business critical areas of exposure; (3) developing solutions for Year 2000-related problems; (4) testing the solutions; and (5) implementing the solutions.

  The Company initiated the IT section of the Year 2000 Project in March 1997 with the objective of bringing all business critical systems into Year 2000 compliance by September 30, 1998 and all other significant systems into compliance by December 31, 1998. Business critical systems were defined as those that are likely to have a material impact on the financial condition and results of operations of the Company should they malfunction or fail. The assessment phase for the IT section of Project, which consists of an inventory and high level analysis of all hardware, software and embedded systems, was completed by September 30, 1998. ("Embedded systems" include "non-IT items" such as facsimile machines, elevators and telephones.) As a result of the assessment phase, the Company identified five business critical systems.

  On September 30, 1998, the solution phase of the IT section of the Project was still in progress. Four of the five business critical systems had been deemed compliant by September 30, and the remaining business critical system was expected to be deemed compliant in the fourth quarter of 1998 following completion of testing and implementation work. For other software that was not identified as business critical, solution work had been completed on September 30, 1998, ninety-five percent of testing had been done, and implementation had been fifty percent completed.

  The remediation of non-business critical software with embedded chips has been challenging. Developers of old software have been reluctant to reply to questions concerning their Year 2000 compliance status, or are no longer trading. After assessing this area of the Project for criticality, the Project team determined that only a few systems were at risk. Twenty percent of the remediation work on those systems has been completed.

  While the Company plans to have completed the testing and implementation phases of the Project for business critical systems by December 31, 1998, testing of other non business critical systems will continue into the first half of 1999.

  As part of the IT section of the Project, a contingency plan is being developed to ensure that fully workable alternatives, covering all aspects of IT, are available in the event of the failures of any business critical systems. Completion of the contingency plan is targeted for December 31, 1998.

  The Underwriting section of the Project is managed by a committee comprised of senior representatives from the Company's major underwriting units, covering a broad spectrum of business classes, and is chaired by the Company's Deputy Chairman. The committee will: (1) co-ordinate and review the evaluation of the Company's current and ongoing underwriting exposure to the Year 2000 and other date-related issues; (2) develop and produce relevant Company underwriting guidelines and monitoring procedures, where practicable; (3) identify business opportunities; and (4) communicate and raise awareness of date-related underwriting issues within the Company. Among its responsibilities, the committee discusses and disseminates information, research and policy language relating to the Year 2000 issue. A central database for this information has been established and made accessible by all Company employees. When regulations or customers require assessment of the Company's Year 2000 compliance, responses are cleared through the committee.

  By September 30, 1998, the Company had substantially completed an initial assessment of risks already written. This initial assessment forms the basis for more detailed ongoing reviews. At Terra Nova, the inforce portfolio of insurance and reinsurance contracts was broken down into those risks that currently provide no cover beyond December 31, 1999, those that might provide cover beyond December 31, 1999 (by virtue of run-off provisions or extended reporting clauses) and those risks that run beyond the millennium. A matrix coding system was developed to numerically quantify the class exposure and effect of the underwriting action taken at the insurance or reinsurance level. The matrix is applied on a risk by risk basis. The matrix multiplies a "class exposure" coding by an "underwriting action" coding to give a geometric

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

weighting. This geometric weighting, combined with the potential in-force analysis, and overlaid by "likelihood of loss factors", enables a calculation to be made of Terra Nova's probable maximum loss ("PML"). To support the matrix, a detailed commentary was prepared by each class underwriter of the potential exposure on a class by class basis, together with the current underwriting approach, based on individual judgement and experience. This work was reviewed by the underwriting committee and the senior underwriter of each underwriting unit for commonality of approach. The described underwriting approach will be monitored and re-evaluated with reference to external factors and market position. Equally, the method of calculating the PML, the weightings applied for the individual factors and likelihood of loss factors will be subject to review and revision, as necessary. A similar approach has been adopted by the Company's other underwriting subsidiaries, with all reports coming back to the underwriting committee.

  It is difficult to estimate the degree of completeness of the underwriting section of the Project, just as it is difficult to estimate the frequency and severity of Year 2000 related claims, notifications and associated costs. However, management believes that reliance on the combined experience of the Company's underwriters who contribute to the ongoing assessment will enable the Company to make prudent judgments about exposures and to react accordingly.

  The Third Parties section of the Year 2000 Project includes the process of identifying critical suppliers, customers and trading partners who deal directly with the Company and ascertaining their plans and progress in addressing Year 2000 issues. The Company receives the majority of its underwriting data from bureaus. Market testing, with an expected completion date of December 31, 1998, is being performed to insure continuous and reliable connectivity to, and the ongoing provision of effective services from, these organizations.

  The Company provides IT services to third party customers. The related IT systems have been assessed, remedied, tested and re-implemented.

  Material trading partners at all business levels have been contacted and asked to respond with an assessment of the Year 2000 compliance status of their own businesses. The target for completion of this work is December 31, 1998. Following completion of the third party compliance phase, a contingency plan will be developed covering critical business areas considered to be at risk in the event to the failure of third parties to provide effective ongoing essential services and supplies.

COSTS

  The total cost of the Year 2000 project is not expected to be material to the Company's financial position. The estimated total cost of analyzing and implementing the required modifications to bring the Company to Year 2000 compliance is $3.0 million, which is being funded from operating cash flows. The Company primarily has used internal human resources for all work on the Year 2000 Project. The total amount expended on the Project through September 30, 1998, was $2.3 million, of which approximately $2.2 million related to the cost to repair or replace software and related hardware problems and approximately $0.1 million related to the cost of identifying and communicating with third parties. The estimated future cost of completing the Year 2000 project is $0.7 million.

RISKS

  From an IT perspective, the Year 2000 risks have been reduced significantly by bringing business critical systems into compliance and therefore should not restrict the ability of the Company to trade through the Year 2000. However, the Company's reliance on outside suppliers and trading partners can only be addressed through questionnaires and compliance statements. Even with apparently thorough third parties' responses, the Company cannot guarantee their Year 2000 readiness. The inability of such parties to complete their Year 2000 resolution process could materially affect the Company.

  From an underwriting perspective, management anticipates an increase in the frequency of certain kinds of claims as a result of software malfunction causing or otherwise contributing to losses relating to normally insured perils, such as fire and theft. The Company is taking steps to make its own reinsurance and retrocession programs as responsive as possible to such circumstances.

  Given the breadth and ambiguity of the Year 2000 issues resulting, for the Company, largely from uncertainty about the Year 2000 readiness of third party suppliers, customers and trading partners, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its future results of operations, liquidity or financial condition. The Company considers that with the benefits of the work already done on its internal systems and the continuing assessment and remediation in other areas, the possible impact of the Year 2000 should be significantly reduced.

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


Date:      November 16, 1998      By: /s/ JOHN J. DWYER
           -----------------          ----------------
                                      John J. Dwyer
                                      Chairman


Date:      November 16, 1998      By: /s/ WILLIAM J. WEDLAKE
           -----------------          ---------------------
                                      William J. Wedlake
                                      Chief Financial Officer,
                                      Senior Vice President and
                                      Principal Accounting Officer