Form 10-K405
period 1998-12-31
TERRA NOVA BERMUDA HOLDING LTD
filed 1999-03-15
CIK 935937

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

                           Telephone: (441) 292-7731
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
             -------------------                 -----------------------------------------
  Common shares, par value $5.80 per share                New York Stock Exchange
         7.2% Senior Notes due 2007                       New York Stock Exchange
         7.0% Senior Notes due 2008                       New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The number of registrant's ordinary shares ($5.80 par value) outstanding as of March 15, 1999 was 25,977,642 (includes 606,800 ordinary shares owned by trusts on behalf of the Company).

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III of this Form 10-K incorporates by reference information from the registrant's proxy statement dated March 30, 1999 and information from the registrant's annual report to shareholders for the fiscal year ended December 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.

                               INDEX TO FORM 10-K

                                                                           Page
                                                                           ----
                                     PART I

 Item 1.  Business                                                           3

 Item 2.  Properties                                                        25

 Item 3.  Legal Proceedings                                                 25

 Item 4.  Submission of Matters to a Vote of Security Holders               25

                                    PART II

          Market for the Registrant's Common Shares and Related
 Item 5.   Shareholder Matters                                              26

          Selected Financial Data for the five years ended December 31,
 Item 6.   1998                                                             26

          Management's Discussion and Analysis of Results of Operations
 Item 7.   and Financial Condition                                          26

 Item 7A. Quantitative and Qualitative Disclosure About Market Risk         36

 Item 8.  Financial Statements                                              38

          Changes in and Disagreements with Accountants on Accounting
 Item 9.   and Financial Disclosure                                         69

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant                70

 Item 11. Executive Compensation                                            70

 Item 12. Security Ownership of Certain Beneficial Owners and Management    70

 Item 13. Certain Relationships and Related Transactions                    70

                                    PART IV

          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14.  K                                                                71

          Index to Exhibits                                                 71

                                     PART I

ITEM 1--BUSINESS

Safe Harbor Disclosure

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to: (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions), (ii) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates, (iii) the uncertainties of the reserving process, (iv) loss of the services of any of the Company's executive officers, (v) the competitive environment in which the Company operates and related pricing weaknesses in some lines of business, (vi) changing rates of inflation and other economic conditions, (vii) losses due to foreign currency exchange rate fluctuations, (viii) ability to collect reinsurance recoverables,
(ix) developments in global financial markets which could affect the Company's investment portfolio, (x) risks associated with the introduction of new products and services, (xi) the impact of Year 2000 related issues, and (xii) the legal environment. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to update or revise any forward-looking statements publicly, whether as a result of new information, future events or otherwise.

Overview of the Company

  The Company is the holding company for five wholly owned operating entities. The principal operating entities are: Terra Nova in the U.K., Terra Nova (Bermuda), Corifrance in Paris, Terra Nova Capital, the Company's corporate capital provider at Lloyd's, and Octavian. Octavian manages the eight Lloyd's syndicates in which the Company has a participation. Through these subsidiaries, the Company writes a specialty property, casualty, marine and aviation insurance and reinsurance business worldwide and is organized as follows:



                             Terra Nova (Bermuda)
                                 Holdings Ltd.
                                ("The Company")
                                       |
                              ------------------------------------------
                              |                                        |
                              |                                        |
                         Terra Nova                                    |
                        Insurance (UK)                                 |
                         Holdings plc                                  |
                        ("UK Holdings")                                |
      --------------------------|------------------                    |
      |                         |                 |                    |
      |                         |                 |                    |
  Terra Nova            Octavian Syndicate    Terra Nova          Terra Nova
Insurance Company            Management     Capital Limited        (Bermuda)
   Limited                    Limited        ("Terra Nova      Insurance Company
("Terra Nova")              ("Octavian")       Capital")              Ltd.
      |                                                          ("Terra Nova
  Compagnie de                                                     (Bermuda)")
  Reassurance
D'Ile de France
("Corifrance")

  Terra Nova and the Lloyd's syndicates managed by Octavian are based in the London Market. The London Market is comprised of Lloyd's and companies with underwriting offices close to Lloyd's. The London Market is one of the world's largest insurance and reinsurance marketplaces and attracts business from clients throughout the world who seek flexible and innovative protection for a wide variety of risks.

  Terra Nova (Bermuda) operates in the Bermuda Market which consists of both captive and independent companies. In recent years, the Bermuda Market has become one of the world's largest insurance and reinsurance markets for international business.

  The Company wrote $759.4 million of gross written premiums in 1998 and a combined ratio of 98.8%. The Company's net operating earnings before extraordinary items were $70.9 million, up $8.0 million from 1997, representing $2.72 per share on a diluted basis. Shareholders' equity at December 31, 1998 was $570.9 million and total assets were $2,479.4 million. The Company's Class A ordinary shares are publicly traded on the New York Stock Exchange under the symbol TNA.

  Gross written premiums and shareholders' equity of the operating subsidiaries for 1998 were as follows:

                         Gross Written Shareholders'    AM Best     S&P
                           Premiums       Equity        Rating     Rating
                         ------------- -------------    -------    ------
                                   (dollars in millions)
   The Company              $759.4        $570.9
                            ------        ------
   Terra Nova                302.2         281.9            A         A
   Terra Nova (Bermuda)       80.5         333.9            A         A
   Terra Nova Capital        358.9          (3.4)(/1/)      A(/2/)    A+(/3/)
   Corifrance                 17.8          48.7            A-        A-

--------
(/1/) Backed by $250.6 million of letters of credit from a subsidiary of Terra
      Nova (Bermuda).
(/2/) Benefits from the Lloyd's global rating of "A".
(/3/) Benefits from the Lloyd's global rating of "A+".

Business Segments

 Breakdown of Gross Written Premiums by Operating Entity and Class of Business
                             (dollars in millions)

                                      Year ended December 31,
                       -----------------------------------------------------
                             1998              1997              1996
                       ----------------- ----------------- -----------------
                              Percent of        Percent of        Percent of
                       Amount   Total    Amount   Total    Amount   Total
                       ------ ---------- ------ ---------- ------ ----------
Terra Nova             $302.2    39.8%   $292.4    53.2%   $288.9    80.0%
Terra Nova (Bermuda)     80.5    10.6      51.2     9.3      35.3     9.8
Terra Nova Capital      358.9    47.3     204.2    37.1      36.8    10.2
Corifrance               17.8     2.3       2.4     0.4       --      --
                       ------   -----    ------   -----    ------   -----
Total                   759.4   100.0     550.2   100.0     361.0   100.0
Property                329.1    43.3     226.7    41.2     178.9    49.6
Casualty                158.1    20.8     115.1    20.9      69.8    19.3
Marine & Aviation       204.6    27.0     169.3    30.8     112.3    31.1
Orphan syndicate
 business                67.6     8.9      39.1     7.1       --      --
                       ------   -----    ------   -----    ------   -----
Total                   759.4   100.0     550.2   100.0     361.0   100.0
Direct business         407.8    53.7     269.6    49.0     119.6    33.2
Reinsurance assumed     351.6    46.3     280.6    51.0     241.4    66.8
                       ------   -----    ------   -----    ------   -----
Total for the Company  $759.4   100.0%   $550.2   100.0%   $361.0   100.0%
                       ======   =====    ======   =====    ======   =====

  The Company's principal lines consist of various classes of non-marine property business, non-marine casualty business, and marine and aviation business, written on both an insurance and reinsurance basis. In 1997 and 1998, the Company received premiums related to reinsurance to close of orphan Lloyd's syndicates. The Company's mix of business by operating entity and by class of business, is set out in the table above.

 Terra Nova

  Since it began in 1970 as a reinsurance company, Terra Nova has expanded into other fields of insurance. Although the largest segment of the business continues to be reinsurance, growth in recent years has been in specialty areas of primary insurance.

  Terra Nova is authorized in the United Kingdom to transact all classes of insurance business and underwrites a significant volume of property, marine and casualty treaty reinsurance. Terra Nova is approved to underwrite excess and surplus lines insurance in almost every state of the United States, and has also gained accreditation in various states under statutes providing for accreditation of non-US reinsurers. As at March 15, 1999, Terra Nova was accredited as a reinsurer in forty-two jurisdictions of the United States and had an application for approval pending in a further five.

  Marine insurance is a major part of the business, transacted both on a direct and a reinsurance basis through the International Underwriting Association of London. This segment encompasses cargo, specie and liability. In December 1998, Terra Nova announced its decision to withdraw from the marine hull and marine energy markets.

  A Terra Nova branch office operates from Brussels, transacting treaty reinsurance in continental European reinsurance markets. Terra Nova is also licensed to transact non-marine reinsurance in Canada through its branch office in Toronto.

  In 1998, Terra Nova wrote $151.3 million of property business (representing 50.1% of total business), $71.5 million of casualty business (23.6%) and $79.4 million of marine business (26.3%).

 Terra Nova (Bermuda)

  Terra Nova (Bermuda) is a specialty property and casualty insurance and reinsurance company operating in the Bermuda Market. The principal lines of business are various classes of property and casualty coverage written on a reinsurance basis. Writings originate worldwide.

 Terra Nova Capital

  The Company participates on the eight syndicates managed by Octavian, through Terra Nova Capital. The syndicates' writings include mainly UK liability, UK and overseas auto, marine and aviation lines. Terra Nova Capital's average participation on the Octavian syndicates increased to approximately 60% in 1998, from 44% in 1997 and 11% in 1996. For the 1999 year of account, Octavian has $617.6 million ((Pounds)386.0 million) of aggregate underwriting capacity, net of commission, of which $477.4 million ((Pounds)298.4 million), or 77%, is provided by the Company through Terra Nova Capital. The Octavian syndicates are as follows:

                                                       The Company's
Syndicate                                1998            Share of
 Number     Active Underwriter         Capacity        1998 Capacity            Products
---------  --------------------- --------------------- ------------- -------------------------------
                                 (dollars in millions)       %
   329     Jonathan L. Jones            $ 71.9              72.9%    Marine hull, war/political
                                                                     risks, cargo & specie, energy

   554     Malcolm H. Waterlow            31.7              72.1     UK auto

   702     Reg E. Brown                  143.7              35.3     Professional indemnity, crime,
                                                                     legal expenses, property,
                                                                     personal accident, employers'
                                                                     liability/public liability,
                                                                     bloodstock

   959     Ray J. Busbridge               84.7              72.1     Airlines, commercial/charter
                                                                     products, satellites, other
                                                                     aviation, personal accident

  1009     David E. Hope                 104.0              42.1     Energy, liability, hull, war,
                                                                     specie, cargo, excess of loss,
                                                                     onshore property

  1227     J. Nick C. Wooldridge          40.0             100.0     Reinsurance of orphan
                                                                     syndicates, property direct &
                                                                     facultative, financial
                                                                     institutions business,
                                                                     contingency, US
                                                                     property/casualty packages

  1228     Peter M. Routledge            104.0              66.3     Private auto, commercial auto,
                                                                     UK & overseas contracts auto,
                                                                     household & commercial property

  1239     Malcolm E. Warrington          48.2              72.4     Property, financial
                                                                     institutions, casualty,
                                                                     personal accident, contingency

 Corifrance

  Corifrance is a French reinsurance company based in Paris. Corifrance transacts specialty treaty and facultative reinsurance business internationally, although mainly outside the US, on a direct and brokered basis.

Marketing

  The Company's writings originate worldwide and are accepted through insurance brokers, principally Lloyd's brokers. By using broker distribution, the Company maintains low fixed overhead costs. Brokers charge commissions varying with the type and in proportion to the volume of business written. This allows the Company flexibility to vary its volume and mix of business according to perceived opportunities. The following table shows the percentage of gross written premiums by the brokers placing more than five percent of the Company's business for the year ended December 31, 1998:

 Percentage of Gross Written Premiums (1) by Broker (2) for year ended December
                                    31, 1998

                    Broker                 Percentage
                    ------                 ----------
     J & H Marsh & McLennan, Incorporated     19.9%
     Aon Corporation                           9.9
     Willis Corroon                            6.7

--------
(1) Based on premiums reported by each broker for the 1998 underwriting year.
(2) Affiliate companies are combined within each broking group.

Underwriting

  Underwriting of new and renewal business is conducted on a risk by risk basis. Consideration is given to the general direction of rates and policy terms and conditions of each class of business, the Company's acceptance limits and exposure to accumulation of exposure to loss in catastrophe events.

  The mix of business for a given year is derived from both the historical development of the business and analysis by the Company of current pricing and other relevant trends. Underwriters are encouraged to research and develop new areas of business subject to management's approval.

  The underwriting process includes an assessment of (i) the geographic profile of the business underwritten, (ii) historical loss information for the cedent or insured, and (iii) historical loss information for the segment of the industry involved. Judgment about the quality and integrity of the cedent, insured and/or agent is fundamental to the underwriting. Close attention is paid to financial ratings of cedents. Complex risks are usually written only after considerable research, often needing significant actuarial analysis, a full underwriting survey by a qualified surveyor and/or a visit to the client.

  For property catastrophe reinsurance business, the underwriting guidelines limit the aggregate exposure to any one cedent and in defined geographic zones. In addition, the Company uses CATMAP/2(TM), a commercially available software program developed by Applied Insurance Inc., as well as other commercial and its own proprietary models to assess pricing adequacy and manage ongoing loss exposure.

  The underwriting policy for casualty business emphasizes well-defined exposures, for example, by profession and narrow geographic region. These allow detailed analysis leading to informed pricing decisions. Diversification of exposures is achieved by underwriting individual contracts in varying geographic regions. Also, most non-marine casualty business is underwritten on a claims-made basis, under which the Company is liable only for those claims made during the contract period (and generally subject to a limited discovery period).

  Marine hull underwriting involves detailed analysis of the loss record of individual vessels as well as the fleets of which they may form a part. Marine energy exposures for fixed platforms and land-based structures are maintained and controlled with the aid of computer-based analytical tools. Cargo and specie exposures are monitored against catastrophe scenarios. The Company's marine liability account is geographically diverse and does not have the catastrophe accumulation potential of some other marine classes.

Loss and Loss Adjustment Expense Reserves

 General

  The loss and loss adjustment expense ("LAE") liabilities consist of case reserves and IBNR reserves. Case reserves are estimates of future loss payments for insured events which have been reported to the insurer. These reports may be made formally by the cedent or informally by other means, such as evaluation of claims by attorneys. The Company determines case reserves on a contract by contract basis. The amount reserved is the amount expected to be paid and is not discounted or otherwise adjusted for the time value of money. IBNR reserves are established actuarially. They reflect: (i) an estimated ultimate loss amount for claims not yet notified; and (ii) an estimate of possible changes in the value of those claims which have already been reported. The method of setting IBNR reserves depends on the class of business involved. The specific techniques involve the use of projections and models based on the Company's or the relevant market's experience and exposure.

  While management believes the Company's reserves for losses and LAE are adequate, there can be no assurances that the Company's ultimate losses and LAE will not deviate, perhaps substantially, from the estimates reflected in its financial statements. If the Company's reserves should prove to be inadequate, the Company will be required to increase reserves, which could have a material adverse effect on the Company's financial condition.

  The following table shows the development of net reserves for losses and LAE for the calendar years 1988 to 1998 for all lines of business, except the Company's aviation business in run-off. The deterioration between 1988 and 1993 is mainly the result of LMX Spiral losses in the marine account and asbestos-related and environmental pollution losses in both the marine and casualty accounts.

  The first line of the table presents the net liabilities, including IBNR, as recorded in the Company's balance sheet for the indicated year and all unpaid losses for prior years. The upper portion of the table shows the liability re-estimated at the end of each of the succeeding years. The conditions that have caused the deficiencies are referred to below and may not be indicative of future developments.

  The re-estimated liabilities are increased or decreased as more information becomes available about the severity and frequency of claims for individual years. An adjustment to the carrying value of unpaid claims for a prior year will also be reflected in the adjustments for later years. For example, an adjustment to 1988 loss reserves in 1990 will show in the re-estimation of reserves for the years 1988 through 1989. A redundancy (or deficiency) arises when the re-estimation of reserves at the end of the year is less (or more) than the estimate at the preceding year-end. The redundancy (or deficiency) would be recorded in the income statement of that year. The cumulative redundancy (or deficiency) is the difference between the re-estimation of reserves as at the end of 1998 and the original estimate as shown on the top line of the table.

  The lower portion of the table shows the cumulative amounts paid at the end of each successive year for such claims.

                Analysis of Net Loss and LAE Reserve Development
                             (dollars in millions)

                                                   Year Ended December 31,
                         --------------------------------------------------------------------------------------------
                          1988     1989     1990     1991     1992     1993     1994    1995    1996    1997    1998
                         ------   ------   ------   ------   ------   ------   ------  ------  ------  ------  ------
Reserves for unpaid
 losses and LAE at
 December 31             $585.6   $637.1   $693.9   $724.9   $784.5   $775.6   $847.3  $814.2  $824.0  $911.0  $982.9
Reserves re-estimated(1) as of:
 One year later           607.4    655.0    719.3    761.0    806.9    802.5    850.1   811.6   813.6   886.0
 Two years later          622.7    671.1    736.5    773.7    821.5    810.5    850.1   793.0   793.0
 Three years later        628.2    691.2    743.8    780.5    829.0    810.7    832.9   777.8
 Four years later         640.3    681.2    738.1    792.4    829.8    800.7    812.8
 Five years later         626.6    663.6    755.5    793.5    816.5    784.7
 Six years later          607.5    674.1    756.5    776.6    800.5
 Seven years later        617.5    674.0    741.2    760.2
 Eight years later        617.5    667.2    724.7
 Nine years later         618.8    655.3
 Ten years later          618.9
Cumulative (deficiency)
 redundancy               (33.3)   (18.2)   (30.8)   (35.3)   (16.0)    (9.1)    34.5    36.4    31.0    25.0
 as a percentage of
  unpaid losses and LAE   (5.69)%  (2.86)%  (4.44)%  (4.87)%  (2.04)%  (1.17)%   4.07%   4.47%   3.76%   2.74%
Paid (cumulative) as
 of:
 One year later          $ 91.4   $ 94.2   $115.3   $119.3   $143.8   $151.8   $168.8  $123.4  $145.7  $187.6
 Two years later          158.9    174.6    201.3    228.2    268.3    259.0    253.6   227.6   241.6
 Three years later        200.4    190.1    274.3    316.1    350.8    311.8    327.8   293.0
 Four years later         222.7    242.2    341.0    379.9    383.8    368.8    380.7
 Five years later         276.3    293.0    395.8    402.5    426.8    405.8
 Six years later          312.6    330.2    407.8    438.3    457.7
 Seven years later        338.3    336.6    435.5    464.0
 Eight years later        354.1    353.5    456.8
 Nine years later         360.9    370.8
 Ten years later          373.4

  The following table represents an analysis of gross loss and LAE reserve development for the years indicated:

               Analysis of Gross Loss and LAE Reserve Development
                             (dollars in millions)

                                         Year Ended December 31,
                          ------------------------------------------------------------
                            1993       1994       1995      1996      1997      1998
                          --------   --------   --------  --------  --------  --------
Gross reserves for
 unpaid losses and LAE    $1,238.8   $1,223.8   $1,168.7  $1,078.2  $1,157.7  $1,209.0
Reinsurance recoveries
 on unpaid losses and
 LAE                         463.2      376.5      354.5     254.1     246.7     226.1
Gross reserves re-
 estimated (1) as of:
  One year later           1,332.8    1,310.2    1,174.8   1,067.0   1,142.5
  Two years later          1,428.9    1,319.9    1,168.4   1,058.6
  Three years later        1,428.0    1,311.2    1,150.6
  Four years later         1,431.3    1,291.4
  Five years later         1,428.4
Reinsurance recoveries
 on unpaid losses and
 LAE re-estimated (2) as
 of:
  One year later             530.3      460.1      363.2     253.4     260.9
  Two years later            618.4      469.9      370.1     264.1
  Three years later          617.3      478.3      372.8
  Four years later           630.6      478.7
  Five years later           643.6
Gross cumulative
 (deficiency) redundancy    (189.6)     (67.6)      18.1      19.6      15.3
  as a percentage of
   unpaid losses and LAE     (15.3%)     (5.5%)      1.6%      1.8%      1.3%
Paid (cumulative) as of:
  One year later          $  303.9   $  290.6   $  229.7  $  179.6  $  246.3
  Two years later            517.9      479.8      364.4     328.0
  Three years later          679.3      576.4      477.2
  Four years later           752.5      672.3
  Five years later           829.2

--------
(1) "Reserves re-estimated" includes losses paid in current and prior years.
(2) "Reinsurance recoveries on unpaid losses" includes reinsurance recoveries received in current and prior years.

  The following table represents a reconciliation of reserve balances for the years indicated:

                                          1998        1997            1996
                                       ----------  ----------      ----------
                                            (dollars in thousands)
Reserves for unpaid losses and loss
 adjustment expenses, at beginning of
 year                                  $1,157,724  $1,078,108      $1,168,652
  Less reinsurance recoverables on
   unpaid losses                         (246,728)   (254,129)       (354,417)
                                       ----------  ----------      ----------
Net balance at beginning of year          910,996     823,979         814,235
                                       ----------  ----------      ----------
Net incurred losses and loss
 adjustment expenses related to:
  Current year                            384,531     292,876         180,874
  Prior years                             (24,964)    (10,396)         (2,600)
                                       ----------  ----------      ----------
Total net incurred losses and loss
 adjustment expenses                      359,567     282,480         178,274
                                       ----------  ----------      ----------
Net paid losses and loss adjustment
 expenses related to:
  Current year                           (138,918)    (69,685)        (50,303)
  Prior years                            (187,559)   (145,702)       (123,438)
                                       ----------  ----------      ----------
Total net paid losses and loss
 adjustment expenses                     (326,477)   (215,387)       (173,741)
Foreign exchange adjustment                (5,169)    (10,967)          5,211
                                       ----------  ----------      ----------
Net balance at end of year                938,917     880,105         823,979
  Net reserves from reinsurance to
   close of 1996 year                      43,988         -- (/1/)        --
  Net reserves from Corifrance
   Acquisition                                --       30,891             --
                                       ----------  ----------      ----------
Net reserves at end of year               982,905     910,996         823,979
Plus Reinsurance recoverables:
  The Company                             226,098     236,847         254,129
  Reinsurance recoverables related to
   net reserves from Corifrance
   acquisition                                --        9,881             --
                                       ----------  ----------      ----------
Reinsurance recoverable by the
 Company                                  226,098     246,728         254,129
                                       ----------  ----------      ----------
Reserves for unpaid losses and loss
 adjustment expenses, at end of year   $1,209,003  $1,157,724      $1,078,108
                                       ==========  ==========      ==========

--------
(/1/)The net reserves from the reinsurance to close of the 1995 year, of $17,910,000, have been included in net incurred losses and loss adjustment expenses for the year ended December 31, 1997. The premiums of $17,910,000 in respect of these losses were included in gross written and net earned premiums in 1997.

  Incurred claims relating to prior years are offset by decreases to prior year net written and net earned premiums less related acquisition costs of $9,757,000, $4,800,000 and $3,550,000 for 1998, 1997 and 1996, respectively.
When these revisions to prior written and earned premiums are considered, the Company experienced net prior year improvement of $15,207,000 in 1998, $5,596,000 in 1997 and deterioration of $950,000 for 1996.

  The Company believes that its reserves at December 31, 1998, are adequate. Establishment of reserves, however, is a subjective process and there can be no assurance that currently established reserves will prove adequate in light of actual experience. Accordingly, it would not be right to extrapolate future deficiencies or redundancies based on the results set out above.

 By line of Business

  Non-Marine Property Reserves. Several statistical methods are used to estimate the ultimate loss position and to determine loss reserves for the non-marine property account. The Company also compares results based on separate large loss and attritional claim development. An analysis is completed for each underwriting category and, within the categories, for each major territory.

  Non-Marine Casualty Reserves. The non-marine casualty account includes a significant amount of "long-tail" exposures. Reserves are established using what management believes are prudent initial loss ratio assumptions. Within the overall non-marine casualty reserving methodology, significant risks such as major medical malpractice policies and other large policies which may have unusual or adverse loss emergence patterns are monitored individually and reserved separately. The reserves established for long-tail asbestos-related and environmental pollution claims are reviewed quarterly based on emerging loss reports.

  Marine Reserves. The impact of LMX Spiral losses dominates the process of establishing reserves on the marine account for underwriting years prior to 1992. A large part of the gross total claim amount for these years is made up of a small number of especially large losses which are heavily reinsured. Each of these losses is analyzed separately within the overall methodology. As loss development has matured in the past few years, and as reinsurers have achieved a better understanding of reserving issues, the inherent uncertainty in estimating the ultimate position has been considerably reduced. In other areas of the marine account, and for recent underwriting years, traditional actuarial techniques are used for each class. These techniques include establishing initial loss ratio assumptions for the most recent underwriting years. In addition, exceptional and unusual claims are analyzed separately as part of the Company's reserving procedures.

  The following table summarizes the Company's reserve balances for continuing operations by line of business. The reserve results include loss reserves and allocated LAE reserves.

   Breakdown of Reserve Balances Relating to Continuing Operations by Line of
                         Business at December 31, 1998
                             (dollars in millions)

                                         Reinsurance
                      Gross Reserves     Recoverables     Net Reserves
                     ----------------- ---------------- -----------------
                       Case     IBNR     Case    IBNR     Case     IBNR    Total
                     -------- -------- -------- ------- -------- -------- --------
Non-Marine Property  $162,339 $ 44,392 $ 17,903 $ 1,303 $144,436 $ 43,089 $187,525
Non-Marine Casualty   277,384  312,899   43,553   8,730  233,831  304,169  538,000
Marine & Aviation     291,517   98,805  151,851   2,759  139,666   96,046  235,712
Unallocated LAE           --    21,667      --      --       --    21,667   21,667
                     -------- -------- -------- ------- -------- -------- --------
  Total              $731,240 $477,763 $213,307 $12,792 $517,933 $464,971 $982,904
                     ======== ======== ======== ======= ======== ======== ========

  Asbestos-Related and Environmental Pollution Reserves. Before 1974, the Company had little exposure to casualty business. Since the mid-1980s, the Company's casualty business has been written increasingly on a claims-made basis with the majority written on such a basis since 1986. From the Company's inception through 1998, payments made by the Company for asbestos-related and environmental pollution claims totaled approximately $29.6 million.

  Included in the liability for loss reserves at December 31, 1998, are $95.9 million (net of recoverables from reinsurers) of loss reserves concerning asbestos-related and environmental pollution claims. Included in this liability are reserves for IBNR and reserves for LAE, which include litigation expenses. The Company continues to be advised of claims asserting injuries from hazardous materials and alleged damages to cover various clean-up costs relating to policies written in prior years. Coverage and claim settlement issues, such as determining that coverage exists and defining an occurrence, may cause the loss development to display more variation than the rest of the Company's book of business. Traditional reserving techniques cannot be used to estimate asbestos-related and environmental pollution claims. Accordingly, the uncertainty in respect of the ultimate cost of these types of claims is greater than the uncertainty relating to standard lines of business.

  The Company believes it has made reasonable provision for claims, although the ultimate liability may be more or less than held reserves. The Company believes that future losses associated with these claims will not have a material adverse effect on its financial position. However, there is no assurance that such losses will not materially affect the Company's results of operations for any period.

  The following table presents selected data on asbestos-related and environmental pollution losses and LAE incurred and reserves outstanding, net of amounts recoverable from reinsurers.

   Asbestos-Related Losses and LAE Incurred and Reserves Outstanding (Net of
                                  Reinsurance)

                                            Year Ended December 31,
                                            -------------------------
                                             1998     1997     1996
                                            -------  -------  -------
                                             (dollars in millions)
Incurred losses                             $  13.1  $   1.6  $  (3.4)
Incurred LAE                                    4.6      1.2      3.5
                                            -------  -------  -------
Incurred losses and LAE                     $  17.7  $   2.8  $   0.1
                                            =======  =======  =======
Net paid losses and LAE                     $   1.1  $   2.5  $   1.7
                                            =======  =======  =======
Reclassification of reserves previously
 identified as non asbestos-related losses      --       --      12.1(1)
Losses and LAE case reserves                $  29.0  $  28.3  $  26.2
Losses and LAE IBNR reserves                   46.3     30.5     32.2
                                            -------  -------  -------
Total reserves                              $  75.3  $  58.8  $  58.4
                                            =======  =======  =======
--------
(1) The reclassification of reserves previously identified as non asbestos-
    related losses relates to risks specific to one cedent. The reserves established for these risks had previously been treated as non asbestos related losses because of a lack of information being available about the type of these losses.

 Environmental Pollution Losses and LAE Incurred and Reserves Outstanding (Net
                                of Reinsurance)

                                            Year Ended December 31,
                                            -------------------------
                                             1998     1997     1996
                                            -------  -------  -------
                                             (dollars in millions)
Incurred losses                             $  (6.7) $  (2.9) $  (1.4)
Incurred LAE                                   (1.8)     0.9     (0.1)
                                            -------  -------  -------
Incurred losses and LAE                     $  (8.5) $  (2.0) $  (1.5)
                                            =======  =======  =======
Net paid losses and LAE                     $   1.3  $   1.5  $   3.0
                                            =======  =======  =======
Losses and LAE case reserves                $   9.5  $   9.5  $   9.9
Losses and LAE IBNR reserves                   11.1     20.8     24.0
                                            -------  -------  -------
Total reserves                              $  20.6  $  30.3  $  33.9
                                            =======  =======  =======

  Reinsurance recoverables netted against the asbestos-related and environmental pollution loss reserves for each of the years 1998, 1997 and 1996:

                                            Year Ended December 31,
                                            -------------------------
                                             1998     1997     1996
                                            -------  -------  -------
                                             (dollars in millions)
Gross reserves                              $ 129.2  $ 111.8  $ 111.9
Reinsurance recoverables                       33.3     22.7     19.6
                                            -------  -------  -------
Net reserves                                $  95.9  $  89.1  $  92.3
                                            =======  =======  =======

  Litigation expenses included in the asbestos-related and environmental pollution loss reserves for each of the years 1998, 1997 and 1996:

                                            Year Ended December 31,
                                            -------------------------
                                             1998     1997     1996
                                            -------  -------  -------
                                             (dollars in millions)
Total reserves                              $  95.9  $  89.1  $  92.3
Litigation expenses included                   25.8     24.1     24.8

Risk Management and Reinsurance Protection

  Following the general practice of insurance and reinsurance companies and in the ordinary course of its business, the Company reinsures a portion of the risks it underwrites. Although reinsurance does not discharge the insurer from its liability to its policyholder, it is the general practice of insurers to regard the reinsured portion of the risks as the liability of the reinsuring company.

  The Company buys reinsurance primarily to manage exposures in its insurance and reinsurance business. Reinsurance serves to reduce the exposure to any one policy or physical risk, or to a catastrophic accumulation of loss in one event, to a level judged to be commensurate with the Company's financial resources. It also allows for large or "shock" losses to be managed over time. Each decision to buy reinsurance coverage and the amounts, types and attachment points of coverage bought is the result of careful evaluation. The Company looks at the costs and benefits involved relative to the size of the Company's aggregate exposures and the business outlook for the applicable line, among other factors.

  Reinsurance placement standards are maintained by the Company's security committee. Information on historical financial performance, current solvency and business practices likely to influence future solvency is assembled from various sources, with special attention given to new and small companies. The current system is based on recognized rating agency reports.

  Also, the reinsurance element of the Company's total gross exposure is reviewed regularly for issues about collectability, including solvency and disputes. As needed, the Company sets up a bad debt reserve for reinsurance recoverables that are in doubt. At December 31, 1998, this reserve stood at $38.8 million or 12.4% of total reinsurance recoverables.

  The Company's recoverables from its reinsurers consist of: (i) amounts recoverable for paid and outstanding claims; and (ii) amounts recoverable related to IBNR. The following table sets out net reinsurance recoverables from continuing operations from December 31, 1996, to December 31, 1998:

                   Aggregate of Net Reinsurance Recoverables

                      At December 31,          At December 31,          At December 31,
                           1998       Movement      1997       Movement      1996
                      --------------- -------- --------------- -------- ---------------
                                            (dollars in millions)
Paid claims               $ 61.5       $ 12.6      $ 48.9       $ (6.4)     $ 55.3
Notified outstanding
 claims                    220.1         (7.0)      227.1         17.2       209.9
IBNR                        29.2         (9.8)       39.0        (22.8)       61.8
Bad Debt provision         (38.8)        (9.9)      (28.9)         0.2       (29.1)
                          ------       ------      ------       ------      ------
  Total                   $272.0       $(14.1)     $286.1       $(11.8)     $297.9
                          ======       ======      ======       ======      ======

  The following table sets out the Company's net reinsurance recoverables on its continuing operations (excluding marine LMX) and on its marine LMX business, which is no longer written. For marine LMX business, reinsurance recoverables have decreased by 40.1%, to $91.2 million in 1998 from $152.3 million in 1997, and by 7.6%, to $152.3 million in 1997 from $164.9 million in 1996.

                    Analysis of Net Reinsurance Recoverables

                            At December 31,
                          --------------------
                           1998   1997   1996
                          ------ ------ ------
                              (dollars in
                               millions)
Reinsurance recoverable:
  Continuing operations   $180.8 $133.8 $133.0
  Marine LMX business       91.2  152.3  164.9
                          ------ ------ ------
    Total                 $272.0 $286.1 $297.9
                          ====== ====== ======

  At December 31, 1998, syndicates at Lloyd's were the Company's principal reinsurers, with reinsurance recoverables on paid and outstanding claims and IBNR from continuing business of approximately $77.9 million.

      Five Largest Providers of Reinsurance for the 1998 Underwriting Year

                                                          A.M. Best Premium
                         Reinsurer                        Rating(1) Ceded(2)
                         ---------                        --------- --------
   Lloyd's Syndicates                                          A      13.5%
   Hannover Ruckversicherungs AG                               A+      4.6
   CNA Reinsurance Company Ltd.                                A       4.5
   ERC Frankona Ruckversicherungs AG                           A+      3.7
   Zurich Insurance Co./Centre Reinsurance International
    Ltd.                                                       A+      2.8

--------
(1) A rating from A.M. Best reflects the opinion of A.M. Best about an insurer's financial strength, operating performance and ability to meet its obligations to policyholders.
(2) Premium ceded for the 1998 underwriting year.

Investment Portfolio

  The Company's investment objectives are to optimize current income and total return on its investments consistent with high quality, safety, diversification and tax and regulatory considerations. At the same time, the Company must maintain sufficient liquidity to enable it to meet its obligations on a timely basis.

  An in-house team of seven people at Terra Nova Asset Management Limited, headed by the Director of Investments and the Director of Fixed Interest Investment, manages investments for Terra Nova and the Octavian syndicates. Investment management for Terra Nova (Bermuda) is the responsibility of its Vice President--Administration and Finance.

  The Company operates in several jurisdictions and must comply with local insurance regulations which prescribe the type and amount of investments permissible. In addition, Terra Nova's investment policy is carried out in accordance with U.K. regulations which govern the admissibility and valuation of individual investments within its portfolio for solvency calculation purposes. Terra Nova (Bermuda)'s investments are made in accordance with Bermuda regulations which govern the admissibility of individual assets for solvency margin and liquidity ratio calculation purposes. Certain assets are held in Canada and the U.S. in accordance with applicable local regulations. Such assets are required to be denominated in local currency and invested in domestic securities. Terra Nova Capital's investments are made in accordance with Lloyd's regulations.

  The Company has specific investment policy guidelines for both the "technical funds" and the "capital funds" for its insurance businesses. The technical funds support claims reserves. The capital funds represent shareholders' funds, including solvency margins.

  The Company's technical funds are invested in readily marketable high grade fixed income securities and cash. The objectives of the investment strategy for technical funds are to: (i) maintain diversified fixed income portfolios to optimize investment income without undue risk, (ii) manage portfolio duration, and (iii) maintain sufficient liquidity to meet its obligations on a timely basis.

  The Company's investment strategy for capital funds is to optimize total return after all taxes including, where applicable, withholding tax and U.K. corporation tax. The objective is to provide for long-term growth in market value through investment in a diversified portfolio which includes listed common stocks but also maintains satisfactory levels of current income.

  The Company does not invest in real estate, mortgages or high yield fixed income securities. Nor does the Company engage in the derivatives markets for trading or speculative purposes although such instruments may be used to a limited extent to hedge against fluctuations in interest rates, foreign exchange or equity security risk.

  The market value of the Company's investments varies depending on economic and market conditions. Absent other factors, the market values of fixed maturity securities are likely to decline as interest rates rise and are likely to increase as interest rates fall.

  The Company's policy is to match the duration of its assets with the duration of its insurance liabilities and to manage the foreign currency exposure by matching technical liabilities against assets of the same currency as far as is considered practical. About 79% of the investment portfolio of the Company is held in U.S. dollars.

  At December 31, 1998, 64% of the investments of the Company supported the Company's loss reserves and 36% supported the Company's capital. On that date, 44% of the investments of the Company were investments of Terra Nova.

  For more information about the investment portfolio, including breakdowns of the sector and maturity distributions, see Note 4 to the consolidated financial statements.

Competition

  The property and casualty insurance and reinsurance industry is very competitive. The Company competes for its business in the United States and internationally with other Lloyd's syndicates, other London Market companies, other domestic Bermuda reinsurers, domestic United States insurers and reinsurers and other international insurers and reinsurers. Many are larger and have greater financial resources than the Company. Also, other well-capitalized insurers and reinsurers could start writing or increase their writing of the classes of business in which the Company participates.

  Competition in the classes of business which the Company writes is based on many factors. These include the overall financial strength of the insurer or reinsurer, claims paying ability rating, premiums charged and other terms and conditions, services provided, reputation and technical ability and experience of staff. Management of the Company believes that its principal competitive strengths are its management and flexibility, its expertise in risk assessment and underwriting skills and its relationships with Lloyd's brokers, other leading brokers and reinsurance intermediaries.

Ratings

  At March 15, 1999, the Company carried A, A and A+ claims paying ability ratings by S&P, A.M. Best and Duff & Phelps, respectively. S&P and Duff & Phelps ratings range from a high "AAA" to a low "CCC", while A.M. Best ratings range from a high "A++" to a low "C-". At March 15, 1999, the Company's long term senior debt rating was BBB, Baa1 and BBB+ at S&P, Moody's and Duff & Phelps, respectively.

  Claims paying ability ratings are based on a review of publicly available information and communications between rating agency analysts and an insurance company's management. Such ratings are the opinion of the rating agency giving the rating and are not directed toward protecting investors.

Aviation Business in Run-Off

  In February 1992, having suffered major losses in the aviation business in the 1989, 1991 and 1992 underwriting years and believing that premium income was inadequate to cover the likely levels of claims arising, Terra Nova withdrew from the aviation primary and reinsurance market. Historically, Terra Nova had recorded strong profitability from writing aviation on predominately an excess of loss reinsurance basis.

  The cessation of aviation underwriting has been treated as a discontinued operation in the financial statements of Terra Nova, the Company's predecessor. Under this approach, the estimated cost related to other overhead considered necessary to complete the run-off of the aviation business was treated as a one-time charge ($2.1 million in 1992). This was set up as a separate provision in Terra Nova's GAAP financial statements.

  Since the acquisition of Terra Nova by the Company in 1994, any charges or credits resulting from changes in estimates are recorded in continuing operations of the Company. The run-off of aviation business is managed by a separate claims staff with analytical support from the actuarial and finance departments and management supervision by underwriting operations support. This separate group of claims personnel has a significant amount of experience with the Company's aviation business.

  The level of disclosure on aviation business in run-off has been reduced from that provided in prior year financial statements to reflect the stable run-off pattern experienced by this business in recent years. Management expects this stability to continue in future years.

  The following table represents a reconciliation of reserve balances for the years indicated:

                  Reconciliation of Aviation Reserve Balances
                             (dollars in millions)

                                                 Year Ended December 31,
                                                ---------------------------
                                                 1998      1997      1996
                                                -------  --------  --------
Reserves for unpaid losses and loss adjustment
 expenses, gross of reinsurance, at the end of
 the year                                       $  75.8  $  139.7  $  164.9
Less reinsurance recoverables                      42.8      91.1      85.5
                                                -------  --------  --------
Net balance at beginning of the year               33.0      48.6      79.4
                                                -------  --------  --------
Incurred related to:
  Prior years                                      (1.4)      --        0.8
                                                -------  --------  --------
    Total incurred                                 (1.4)      --        0.8
                                                -------  --------  --------
Paid related to:
  Prior years                                      (5.1)    (14.5)    (32.0)
                                                -------  --------  --------
    Total paid                                     (5.1)    (14.5)    (32.0)
Foreign exchange adjustment                         0.1      (1.1)      0.4
                                                -------  --------  --------
Net reserves at end of year                        26.6      33.0      48.6
Reinsurance recoverables by the Company            39.2      42.8      91.1
                                                -------  --------  --------
Reserves for unpaid losses and loss adjustment
 expenses, gross of reinsurance, at the end of
 the year                                       $  65.8  $   75.8  $  139.7
                                                =======  ========  ========

Employees

  At December 31, 1998, Terra Nova, Terra Nova Asset Management Limited and Terra Nova (Bermuda) had 181 employees, none of which was represented by a labor union. The Company believes that its relationship with employees is excellent. At the same date, Corifrance had 33 employees. Octavian has 404 employees, and is reimbursed by the Octavian syndicates for costs relating to most of these employees. Terra Nova Information Services Ltd., a subsidiary of Octavian, had 73 employees.

Regulation of the Company

 United Kingdom

  Authorization to Transact Business. Subject to certain exceptions (particularly in relation to European Union companies), no person may carry on insurance business in the U.K. unless authorized by the H.M.

Treasury ("Treasury") to do so. Previously, supervision of insurance companies was undertaken by the Department of Trade and Industry ("D.T.I. "), whose responsibilities have now been assumed by the Treasury, Insurance Directorate and are currently delegated to the Financial Services Authority ("FSA") pending enactment of the Financial Services and Markets Bill under which the regulation of all financial services business, including insurance, will pass to the FSA. Insurance companies authorized to carry on insurance business by the Treasury in the U.K. are required to file with the Treasury independently audited financial statements (the "Treasury Returns") within six months of the period to which such figures relate. A company which carries on long-term business is also required to arrange an actuarial appraisal of such business and to submit an abstract of the actuarial report to the Treasury within six months of the period to which such figures relate. In addition, companies incorporated in the U.K. must comply with certain provisions of the Companies Act 1985 (the "Companies Act") requiring them to file and provide their shareholders with audited financial statements and related reports by their directors. Under the Companies Act, a company is required to produce an annual financial statement reported on by an independent auditor and signed by at least one director.

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

  Minimum Solvency Margins. Companies authorized to transact non-life insurance business in the U.K. are required to maintain a minimum solvency margin; that is, their assets must exceed their liabilities by a minimum specified amount, subject in each case to a minimum amount (the "minimum guarantee fund"). Each non-life insurance company must calculate margins under both a premium basis method and a claims basis method. There are regulations in accordance with which assets and liabilities are valued. The higher (i.e., the more conservative) of the two results is the required solvency margin. In calculating the solvency margin under each method, the level of gross claims before reinsurance is used, and a subsequent credit is applied for reinsurance recoverables (subject in each case to a maximum credit of 50% of gross claims). Additional solvency margins apply to companies also transacting life business. In practice the Treasury like to see a solvency margin of at least twice the statutory solvency margin. At December 31, 1998, Terra Nova's estimated minimum solvency margin was $24.5 million and the excess of its solvency margin over its minimum solvency margin was $214.6 million.

  Dividends. The ability of Terra Nova to declare and pay dividends is limited by a Notice of Requirements issued by the DTI (now the Treasury) on May 22, 1995 (the "Notice"). The Notice provides that Terra Nova must give 14 days' advance notice to the Treasury of its intention to declare and pay a dividend. The Treasury may direct that no such declaration or payment be made. In reviewing dividend proposals, the Treasury considers the adequacy of Terra Nova's solvency margin, its recent operating performance and other factors deemed appropriate by the Treasury. In addition, Terra Nova must comply with the Companies Act, which provides that dividends may only be paid out of distributable profits (i.e., its accumulated realized profits, so far as not previously used by distribution or capitalization, less its accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital). At December 31, 1998, Terra Nova's solvency margin was $214.6 million, in excess of its estimated minimum solvency margin, and its distributable profits under U.K. GAAP were $101.0 million.

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

  Similar approvals are required to be obtained for a shareholder controller to acquire a "notifiable holding" in a U.K. insurance company (i.e., a holding of 10% or more but less than 20%; 20% or more but less than 33%; and 33% or more but less than 50%; 50% exactly; or a shareholding which is such that the insurance company becomes a subsidiary (as defined by U.K. statute for these purposes) of such shareholder controller).

  In the case of the appointment of a managing director or a chief executive, the obligation is on the insurance company to notify the Treasury. In each of the other cases, the obligation is on the controller itself to notify the Treasury. The Treasury is deemed to have approved the appointment or change of controller, or the acquisition or increase in the level of a notifiable holding, if it receives the prescribed notice and does not object within three months (or extend such three-month period) to such appointment, change of control or acquisition on the grounds that the person in question is either not a fit and proper person or that if the person were to be appointed or become such a controller or acquire a, or increase its, notifiable holding, the criteria of sound and prudent management would not or might not continue to be fulfilled in respect of the insurance company.

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

  Lloyd's. Lloyd's is subject to a degree of overall regulation by the Treasury to which it must supply a return each year demonstrating the solvency of its members, both globally and on an individual basis. Lloyd's is, however, primarily self-governing, through the Council and its Market Board and Regulatory Board, to which the Council has delegated the majority of its functions. This will change in the near future and Lloyd's will be regulated by the new Finance Services Authority. The exact form of such regulation and the degree to which Lloyd's will be left to regulate market participants is not yet settled, though the preferred approach would involve the FSA's exercising some direct supervision and allowing Lloyd's to exercise other supervision under its direction.

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

    (a) it is:--

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

  Both Terra Nova Capital and Octavian are subject to regulation and supervision by Lloyd's. Lloyd's prescribes, in respect of each business, certain minimum standards relating to the management and control, solvency and various other requirements. Lloyd's currently operates under a self-regulatory regime and has the power to change the rules which govern the operation of the Lloyd's market although this may change following enactment of the Financial Services and Markets Bill. Lloyd's wide discretion in the application and interpretation of the rules would, for example, permit Lloyd's to rescind the membership of a member (such as Terra Nova Capital or Octavian) if Lloyd's believes the member not to be "fit and proper". In addition, Lloyd's imposes similar restrictions against persons becoming controllers and major shareholders of corporate members and managing agents without its consent first having been obtained. The tests are similar to those of the Treasury set out above.

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

  Pursuant to the Bermuda Act, Terra Nova (Bermuda) is registered as a Class 4 insurer and, as such, is: (i) required to maintain a minimum statutory capital and surplus equal to the greatest of (a) $100 million, (b) 50% of its net written premiums (with a maximum credit of 25% for reinsurance ceded), or (c) 15% of its loss and other insurance reserves; (ii) required to file annually, within four months following the end of the relevant financial year, with the Registrar, a statutory financial return together with a copy of its annual statutory financial statements, an opinion of a loss reserve specialist in respect of its loss and loss expense provisions and a schedule of reinsurance ceded; (iii) prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Terra Nova (Bermuda) will be prohibited, without the approval of the Minister, from declaring or paying any dividends during the next financial year); (iv) prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous statutory balance sheet) unless it files with the Registrar an affidavit stating that it will continue to meet the required margins; (v) prohibited, without the approval of the Minister, from reducing by 15% or more its total statutory capital, as set out in its previous year's financial statements and any application for such approval must include an affidavit stating that it will continue to meet required margins; and (vi) required, at anytime it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the Minister a written report containing certain information.

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

  An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Bermuda Act, the principal office of Terra Nova (Bermuda) is Richmond House, 12 Par-la-Ville Road, Hamilton HM 08, Bermuda, and Mr. John J. Dwyer is the principal representative of Terra Nova (Bermuda). Without a reason acceptable to the Minister, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the Minister is given of the intention to do so. It is the duty of the principal representative, within 30 days of his reaching the view that there is a likelihood of the insurer for which he acts becoming insolvent or its coming to his knowledge, or his having reason to believe, that an "event" has occurred, to make a report in writing to the Minister setting out all the particulars of the case that are available to him. Examples of such an "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Minister relating to a solvency margin or a liquidity or other ratio.

 United States

  Excess and Surplus Lines Insurance. Terra Nova is an approved or eligible excess and surplus lines insurer in 47 states, as well as in the District of Columbia and the U.S. Virgin Islands. In order to maintain such approvals and eligibilities, Terra Nova agreed to establish a U.S. trust fund, having a value of at least $18.0 million for the benefit of U.S. surplus lines policyholders. At December 31, 1998, the trust fund was valued at $21.0 million. The Company's surplus lines trust fund may have to be increased by July 31, 1999, in order to comply with the new trust fund requirement adopted by Louisiana (please refer to the discussion regarding the Model Non-admitted Insurance Act below). Terra Nova also complies with minimum capital and surplus requirements in the United States. As of March 1, 1999, the highest such requirement was $15.0 million. Terra Nova also files annually with the International Insurers Department (the "IID") of the NAIC and with regulatory authorities in many of the U.S. jurisdictions in which Terra Nova is an approved or eligible surplus lines insurer, its annual financial statements, actuarial certifications as to the adequacy of its loss reserves, descriptions of its outward reinsurance programs (including premiums, recoveries and recoverables thereunder), and directors' and officers' biographical affidavits and related information.

  Model Non-admitted Insurance Act. At its September 1998 meeting, the NAIC agreed rules for calculating surplus lines liabilities for purposes of funding the liabilities-based trust fund provisions for the NAIC Model Non-admitted Insurance Model Act (the "Model Act") adopted by the NAIC at its December 1996 meeting and later adopted by Louisiana. Under this new trust fund standard, Terra Nova may be required to increase its surplus lines trust fund by July 31, 1999, in order to maintain its surplus lines eligibility in Louisiana, to an amount equal to: $18 million plus either (i) 30% of its gross surplus lines liabilities (case reserves plus IBNR) attributable to U.S. surplus lines business written on or after January 1, 1998; or (ii) 30% of its direct non-admitted U.S. liabilities (case reserves plus IBNR), excluding MAT exempt business and direct placements, attributable to U.S. direct non-admitted business written on or after January 1, 1998, subject to a cap of $60 million. Only Louisiana has adopted the Model Act's new trust fund standards. Terra Nova is adopting this standard as well, however, it is not aware that other states are considering legislation. Terra Nova also believes that the implementation of the Model Act, whether by statute or regulation, will not have a material adverse impact upon Terra Nova's business or financial position.

  The Model Law on Credit for Reinsurance (the "Reinsurance Model Law") adopted in 1984 and subsequently amended on several occasions by the NAIC has now been enacted or promulgated in nearly all U.S. jurisdictions. The Reinsurance Model Law contains a provision that allows overseas-based reinsurers to establish a single U.S. reinsurance trust fund equal in amount to their prospective reinsurance liabilities in respect of U.S. cedents plus $20.0 million for the purpose of securing business written in the United States by U.S. cedents and permitting such cedents to deduct ceded liabilities when preparing statutory financial statements. Terra Nova has established such a U.S. reinsurance trust fund, which was valued at $105.75 million as at December 31, 1998. As of March 1, 1999, Terra Nova had received trusteed reinsurer approval from the departments of insurance of 42 states and had applications for trusteed reinsurer status pending in 5 additional states.

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

  The Company and its Bermuda subsidiaries are required to pay certain annual Bermuda government fees. In addition, Terra Nova (Bermuda) is required to pay certain business fees as an insurer under the Bermuda Act. As of March 15, 1999, there would be no Bermuda withholding tax on dividends paid by Terra Nova (Bermuda) to the Company.

 United Kingdom

  UK Holdings and its U.K. resident subsidiaries are chargeable to U.K. corporation tax on their world-wide profits, currently at the rate of 31% but to be reduced to 30% from April 1, 1999. Provided UK Holdings and its U.K. resident subsidiaries are members of the same group for purposes of the U.K. group relief provisions, losses of one member will be available for surrender to the other members on a current year basis, subject to satisfying the detailed conditions of the relevant legislation.

  For the purpose of calculating U.K. corporation tax, all transactions between Terra Nova, UK Holdings, the Company and Terra Nova (Bermuda) must be reported and made on an arm's length basis.

  No U.K. withholding tax will be imposed on dividends paid to the Company by UK Holdings and the Company will have no U.K. tax liability in respect of such dividends. On paying a dividend to the Company before April 6, 1999, UK Holdings will be required to account to the U.K. Inland Revenue for Advance Corporation Tax ("ACT"). However, ACT is to be abolished in respect of dividends paid after that date.

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

  There can be no assurance that Terra Nova (Bermuda) is entitled, or in the future will be entitled, to the benefits of the Bermuda Treaty. However, if Terra Nova (Bermuda) were so entitled and were considered to be engaged in a U.S. trade or business, application of U.S. federal income tax, and possibly the U.S. branch profits tax, would be limited to business profits attributable to a permanent establishment. As stated above, the Company believes that Terra Nova (Bermuda) will not be engaged in a U.S. trade or business.

  Additionally, the Company believes that UK Holdings and Terra Nova will be entitled to the benefits of the U.K. Treaty. Thus, even if U.K. Holdings or Terra Nova were considered to be engaged in a U.S. trade or business, that entity would not be subject to U.S. federal income tax, unless it were considered to engage in a U.S. trade or business through a permanent establishment, in which case such entity would be subject to U.S. federal income tax only on taxable income attributable to its permanent establishment, and would not be subject to the branch profits tax. Although there can be no assurances, the Company believes that none of Terra Nova (Bermuda) or U.K. Holdings or Terra Nova has, or will have, a permanent establishment in the United States.

  While there can be no assurance that U.K. Holdings will be entitled to the U.K. Treaty exemption from the branch profits tax, and although the Company will not be entitled to relief under the Bermuda Treaty, as stated above, the Company believes that neither it nor UK Holdings will be engaged in a U.S. trade or business and that therefore they will not be subject to U.S. federal income tax.

  Foreign corporations not engaged in a trade or business in the United States (as well as foreign corporations engaged in the conduct of a trade or business in the United States, but only with respect to their income that is not effectively connected with such trade or business) are subject to U.S. federal withholding tax on certain "fixed or determinable annual or periodical" income (such as dividends and interest on certain investments) derived from sources within the United States. Such tax is generally imposed at a rate of 30% on the gross income subject to tax. Under the U.K. Treaty, the rate applicable to interest and dividends paid to Terra Nova or U.K. Holdings generally will be reduced to zero and 15%, respectively. The Bermuda Treaty does not provide for a reduction.

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

ITEM 3--LEGAL PROCEEDINGS

  The Company, like the insurance industry in general, is subject to litigation in the normal course of its business. Management does not believe that any pending or threatened litigation or dispute will have a material adverse effect on its financial position. However, there can be no assurance that losses resulting from any pending or threatened litigation or dispute will not materially affect the Company's result of operations for any period.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDERS
       MATTERS

  (a) The Company's Class A common shares, par value $5.80 per share, began trading on April 17, 1996, on the New York Stock Exchange ("NYSE") under the symbol of TNA. The following table presents the high and low sales prices of the Class A common shares in each fiscal quarter of 1998 and 1997, with cash dividends paid:

                                        1998                        1997
                            ----------------------------- -------------------------
                               Market Price                Market Price
                            ------------------- Dividend  --------------- Dividend
   Quarter                    High       Low    Per Share  High     Low   Per Share
   -------                  --------- --------- --------- ------- ------- ---------
    1                       $30 1/2   $23 13/16   $0.05   $21 1/2 $18 3/4   $0.02
    2                       $33       $29         $0.06   $22 1/8 $18       $0.05
    3                       $34 1/2   $25 7/8     $0.06   $27 1/4 $20 7/8   $0.05
    4                       $29 15/16 $23 1/16    $0.06   $29 5/8 $24 1/4   $0.05
                            --------- ---------   -----   ------- -------   -----
   Year end closing price:            $25 1/4                     $26 1/4

  (b) The approximate number of holders of common shares, as at December 31, 1998, was 1,500.

ITEM 6--SELECTED FINANCIAL DATA FOR THE FIVE YEARS ENDED DECEMBER 31, 1998

  Information for this item is in the section captioned "Five Year Financial Summary" within the 1998 Annual Report.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company

  The following discussion addresses the principal factors affecting the earnings and financial condition of the Company. All references to the "Company" are to Terra Nova (Bermuda) Holdings Ltd. ("Bermuda Holdings") and all of its direct and indirect subsidiaries, including Terra Nova Insurance
(UK) Holdings plc ("UK Holdings"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Compagnie de Reassurance d'Ile de France ("Corifrance"), Octavian Syndicate Management Limited ("Octavian") and Terra Nova Capital Limited ("Terra Nova Capital").

  Certain information enclosed is based on management's estimates, assumptions and projections. Important factors that could cause results to differ materially from those estimated by management include an unexpected increase in competition, unfavorable government regulation, the pricing environment and other industry developments.

 Mix of Business

  The Company's mix of business for the years ended December 31, 1998, 1997 and 1996 and the key ratios by major line of business are as set out in the following table:

                                          Year Ended December 31,
                             --------------------------------------------------
                                   1998             1997             1996
                             ---------------- ---------------- ----------------
                              Amount  Percent  Amount  Percent  Amount  Percent
                             -------- ------- -------- ------- -------- -------
                                           (dollars in thousands)
Gross Written Premiums
  Non-marine property        $333,847   44.0% $237,270   43.2% $180,561   50.0%
  Non-marine casualty         220,905   29.1   128,472   23.3    68,107   18.9
  Marine & Aviation           204,636   26.9   184,501   33.5   112,342   31.1
                             --------  -----  --------  -----  --------  -----
    Total                    $759,388  100.0% $550,243  100.0% $361,010  100.0%
                             ========  =====  ========  =====  ========  =====
Net Written Premiums
  Non-marine property        $305,564   47.3% $212,198   43.9% $157,737   50.7%
  Non-marine casualty         202,384   31.3   119,194   24.6    62,244   20.0
  Marine & Aviation           138,250   21.4   152,153   31.5    91,185   29.3
                             --------  -----  --------  -----  --------  -----
    Total                    $646,198  100.0% $483,545  100.0% $311,166  100.0%
                             ========  =====  ========  =====  ========  =====
Net Earned Premiums
  Non-marine property        $261,578   47.8% $192,607   46.0% $132,677   47.6%
  Non-marine casualty         157,798   28.9    96,445   23.0    55,992   20.1
  Marine & Aviation           127,532   23.3   130,017   31.0    90,087   32.3
                             --------  -----  --------  -----  --------  -----
    Total                    $546,908  100.0% $419,069  100.0% $278,756  100.0%
                             ========  =====  ========  =====  ========  =====
Loss and Loss Adjustment
 Expense Ratios
  Non-marine property                   66.9%            65.8%            61.6%
  Non-marine casualty                   71.8             74.9             82.0
  Marine & Aviation                     55.8             64.6             55.9
                                       -----            -----            -----
    Total                               65.8%            67.4%            64.0%
                                       =====            =====            =====
Underwriting Expense Ratios
  Non-marine property                   32.2%            31.6%            31.7%
  Non-marine casualty                   24.3             26.1             28.8
  Marine & Aviation                     45.7             33.2             38.4
                                       -----            -----            -----
    Total                               33.0%            30.8%            33.2%
                                       =====            =====            =====
Combined Ratios
  Non-marine property                   99.1%            97.4%            93.3%
  Non-marine casualty                   96.1            101.0            110.8
  Marine & Aviation                    101.5             97.8             94.3
                                       -----            -----            -----
    Total                               98.8%            98.2%            97.2%
                                       =====            =====            =====

Results of Operations

  The Company's principal functional currency is the U.S. dollar. The changes in line item amounts from year to year as discussed below are all affected by the movement in exchange rates, principally the dollar/sterling average rate which varied from $1.66 for 1998, $1.64 for 1997 and $1.57 for 1996.

 Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

  Gross Written Premiums; Net Written Premiums; Net Earned Premiums. Gross written premiums increased 38.0% to $759.4 million in 1998 from $550.2 million in 1997. The increase in gross written premiums of $209.2 million was primarily due to:

    (a) Increased writings by Terra Nova Capital to $331.6 million (excluding orphan syndicate business and reinsurance to close premiums) in 1998 from $162.8 million in 1997 due to the Company's increased participation in the Octavian syndicates from 44% in 1997 to approximately 60% in 1998. The major lines of business written by Terra Nova Capital are marine, aviation, motor and UK liability;

    (b) $67.6 million of premiums related to reinsurance to close of orphan Lloyd's syndicates, compared to $39.1 million in 1997. In 1998, this business related to non-marine casualty risks compared to a mixture of non-marine casualty and marine risks in 1997; and

    (c) $17.8 million of premiums from Corifrance, which was acquired in September 1997. Corifrance writes specialty property business.

  The increases in premium volumes have been partially offset by the effect of a fall in premium rates since 1997 as a result of competition in the markets in which the Company operates, with the exception of motor business which experienced rate increases of approximately 15% in 1998.

  Reinsurance ceded increased by 69.7% to $113.2 million in 1998 from $66.7 million in 1997. Reinsurance ceded as a percentage of gross written premiums, increased to 14.9% in 1998 from 12.1% in 1997. The increase is primarily due to:

    (a) The Company's bigger participation on the Octavian syndicates in 1998 compared to 1997. The Octavian syndicates, especially the marine and aviation syndicates, buy more reinsurance than Terra Nova and Terra Nova (Bermuda); and

    (b) The Company buying more reinsurance, especially at the Octavian syndicates, due to the general perception that reinsurance prices are relatively inexpensive in the very competitive conditions that currently exist in the market place. This applies particularly in the marine and aviation lines of business.

  Net written premiums increased by 33.7% to $646.2 million in 1998 from $483.5 million in 1997, as a result of the increase in gross written premiums, partially offset by higher reinsurance costs. Net earned premiums increased 30.5%, to $546.9 million in 1998 from $419.1 million in 1997.

  Net Investment Income. Net investment income increased 9.6%, to $93.3 million in 1998 from $85.1 million in 1997. The increase was due to average invested assets being 10.3% higher in 1998 than 1997. The average investment yield before realized gains and losses was 6.1% in 1998 and 6.2% in 1997. The investment yield was similar to 1997, as the Company had a lower proportion of equities in 1998 compared to 1997 and a larger proportion of single A and BBB bonds in 1998 compared to 1997. The effect of these factors was offset by the lower interest rates in 1998 compared to 1997. The average duration of fixed maturity investments at December 31, 1998 and 1997, was 4.8 years and 4.9 years, respectively.

  Realized Net Capital Gains on Sales of Investments. Realized net capital gains on sales of investments increased $2.7 million to $18.0 million in 1998 from $15.3 million in 1997. Of the gain in 1998, $8.9 million arose from sales of fixed maturities and $9.1 million from sales of equity securities.

  Foreign Exchange Losses. Foreign exchange losses of $0.6 million in 1998 and $1.3 million in 1997 arose from foreign currency transactions during the year, together with the translation of foreign currency assets and liabilities into U.S. dollars, the Company's principal functional currency.

  Agency Income. This income consists of fees and profit commissions earned by Octavian for managing certain Lloyd's syndicates.

  Losses and Loss Adjustment Expenses. Losses and LAE increased 27.3%, to $359.6 million in 1998 from $282.5 million in 1997. As a percentage of net earned premiums, losses and LAE decreased 1.6 points, to 65.8% in 1998 from 67.4% in 1997.

  The loss and LAE ratio for non-marine property business increased to 66.9% in 1998 from 65.8% in 1997, following the catastrophe activity in the third quarter of 1998 and an increase in losses on the Company's motor business due to the competitive market conditions that exist in this class. The loss associated with Hurricane Georges was approximately $15 million, with Hurricane Mitch adding a further $2 million of losses.

  The loss and LAE ratio for non-marine casualty business decreased to 71.8% in 1998 from 74.9% in 1997. This decrease reflects the prior year reserve redundancies on casualty business written by Terra Nova in the period 1986-1993 and profits on the orphan syndicate business written in 1997 and 1998.

  The decrease in the marine and aviation loss and LAE ratio to 55.8% in 1998 from 64.6% in 1997 was partly a result of Terra Nova (Bermuda) recognizing reserve redundancies on the business written prior to its acquisition by the Company and Terra Nova recognizing reserve redundancies on marine LMX business written prior to 1992. Terra Nova (Bermuda), formerly Underwriters Capital (Merrett) Ltd. ("UCM"), was organized in Bermuda in 1993 to provide reinsurance to certain Lloyd's syndicates. These decreases were partially offset by an increase in losses on the Company's aviation business due to weaker prices and higher losses in 1998 compared to 1997.

  Acquisition Costs. Acquisition costs, which consist of commission expenses and other underwriting expenses, increased 39.0% to $160.4 million in 1998 from $115.4 million in 1997. Acquisition costs as a percentage of net earned premiums increased to 29.3% in 1998 from 27.5% in 1997. The increase in the ratio is caused by a change in the Company's mix of business resulting from its greater participation in the Octavian syndicates. Octavian business carries a higher expense ratio due to a higher level of reinsurance ceded.

  Other Operating Expenses. Other operating expenses increased 48.2% to $20.3 million in 1998 from $13.7 million in 1997. As a percentage of net earned premiums, they increased to 3.7% in 1998 from 3.3% in 1997, reflecting the greater proportion of Lloyd's charges.

  Combined Ratios. The Company's combined ratios were 98.8% for 1998 and 98.2% for 1997. This is the net result of a reduction in the loss ratio and an increase in the expense ratio.

  Net Interest Expense. Net interest expense in 1998 consisted of interest on the $100 million 10.75% Senior Notes issued on June 30, 1995 and redeemed on May 18, 1998, interest on the $75 million 7.2% Senior Notes issued on August 26, 1997, and interest on the $100 million 7.0% Senior Notes issued on May 18, 1998. The net interest expense in 1997 related to interest on the $100 million 10.75% Senior Notes issued on June 30, 1995 and interest on the $75 million 7.2% Senior Notes issued on August 26, 1997.

  Agency Expenses. These expenses were incurred by Octavian in managing certain Lloyd's syndicates.

  Other Expenses. Other expenses increased 5.7%, to $5.6 million in 1998 from $5.3 million in 1997.

  Income before Income Tax and Extraordinary Charge. Income before income tax and extraordinary charge increased 11.3% to $101.3 million in 1998 from $91.0 million in 1997. This was due to higher investment income in 1998 and an increase in the net contribution from the managing agent.

  Income Tax Expense. Income tax expense decreased $0.4 million, to $17.2 million in 1998 from $17.6 million in 1997. The lower tax charge reflects a reduction in the average UK tax rate from 31.5% in 1997 to 31% in 1998 and an increase in underwriting profits in Terra Nova (Bermuda). As a consequence of these factors, the income tax expense as a percentage of income before income tax and extraordinary charge fell to 17.0% in 1998 from 19.4% in 1997.

  Net Income before Extraordinary Charge. Net income before extraordinary charge increased 14.5% to $84.0 million in 1998 from $73.4 million in 1997, because of the increase in income before income tax and extraordinary charge and the decrease in the income tax expense, referred to above.

  Extraordinary Charge. An extraordinary charge of $11.6 million arose during the second quarter as a result of UK Holdings extinguishing all of its $100 million 10.75% Senior Notes due 2005. The charge was net of a $5.2 million income tax benefit.

  Net Income. Net income decreased $1.0 million, to $72.4 million in 1998 from $73.4 million in 1997, after the $11.6 million extraordinary charge recognized in the second quarter of 1998.

 Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

  Gross Written Premiums; Net Written Premiums; Net Earned Premiums. Gross written premiums increased to $550.2 million in 1997 from $361.0 million in 1996. The increase in gross written premiums arose from:

    (a) Increased writings by Terra Nova Capital to $162.8 million (excluding orphan syndicate business and reinsurance to close premiums) in 1997 from $36.8 million in 1996 due to the Company's increased participation in the Octavian syndicates from 11% in 1996 to 44% in 1997;

    (b) $39.1 million of premiums related to reinsurance to close of orphan Lloyd's syndicates from the 1993 year of account; and

    (c) $17.9 million of premiums in respect of Terra Nova Capital's 11% share of the closure of the 1995 year of account into the 1996 year of account.

  Reinsurance ceded increased by 33.8% to $66.7 million in 1997 from $49.8 million in 1996. However, reinsurance ceded as a proportion of gross written premiums decreased to 12.1% in 1997 from 13.8% in 1996. The decrease was due to lower reinsurance costs at Terra Nova in 1997 due to structural changes on the non-marine property program and rate reductions obtained on the non-marine property, non-marine casualty and marine programs, partially offset by a higher level of reinsurance purchased by Terra Nova Capital in 1997.

  Net written premiums increased by 55.4% to $483.5 million in 1997 from $311.2 million in 1996, as a consequence of the increase in gross written premiums referred to above and lower reinsurance costs. Net earned premiums increased 50.3%, to $419.1 million in 1997 from $278.8 million in 1996.

  Net Investment Income. Net investment income increased 9.0% to $85.1 million in 1997 from $78.1 million in 1996. The increase arose from an increase of 11.0% in average invested assets, primarily attributable to the higher operating cash flows in 1997 compared to 1996, $75 million debt issue in August 1997 and the acquisition of Corifrance in the following month partially offset by lower investment yields. The average investment yield before realized gains and losses was 6.2% and 6.3% in 1997 and 1996, respectively. The average duration of fixed maturity investments at December 31, 1997 and 1996 was 4.9 years and 4.2 years, respectively.

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

  Losses and Loss Adjustment Expenses. Losses and LAE increased 58.5%, to $282.5 million in 1997 from $178.3 million in 1996. As a percentage of net earned premiums, losses and LAE increased 3.4 points, to 67.4% in 1997 from 64.0% in 1996. The loss and LAE ratio for non-marine property business increased to

65.8% in 1997 from 61.6% in 1996, due to a movement away from property catastrophe reinsurance towards less volatile, but lower margin, primary business. The loss and LAE ratio for non-marine casualty business decreased to 74.9% in 1997 from 82.0% in 1996 as a result of stable results for prior years in 1997. The increase in the marine loss and LAE ratio to 64.6% in 1997 from 55.9% in 1996 was a consequence of the competitive market conditions that existed in 1997 compared to 1996.

  Acquisition Costs. Acquisition costs, which consisted of commission expenses and other underwriting expenses, increased 40.1% to $115.4 million in 1997 from $82.4 million in 1996. Acquisition costs as a percentage of net earned premiums decreased to 27.5% in 1997 from 29.6% in 1996. The decrease was largely a result of the earned premiums from the orphan syndicate and RITC business written during 1997, which have very low acquisition costs; excluding this business, acquisition costs would have been 31.3% of earned premiums.

  Other Operating Expenses. Other operating expenses increased 34.7% to $13.7 million in 1997 from $10.2 million in 1996. Other operating expenses as a percentage of net earned premiums decreased to 3.3% in 1997 from 3.7% in 1996.

  Net Interest Expense. Net interest expense in 1997 related to interest on the $100 million 10.75% Senior Notes issued on June 30, 1995 and interest on the $75 million 7.2% Senior Notes issued on August 26, 1997. The net interest expense in 1996 related to interest on the $100 million 10.75% Senior Notes.

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

  Combined Ratios. The Company's combined ratios were 98.2% for 1997 and 97.2% for 1996 reflecting the absence of significant large losses and any adverse development of prior year claims in both 1997 and 1996.

Liquidity and Capital Resources

  The Company's assets consist mainly of the capital stock of UK Holdings and Terra Nova (Bermuda), and UK Holdings' assets consist mainly of the capital stock of Terra Nova, Terra Nova Capital and Octavian. The Company's ability to pay dividends on its capital stock and to pay its obligations depends on dividends or other payments from Terra Nova, Terra Nova (Bermuda), Terra Nova Capital, Octavian and Corifrance. Dividend and other payments by Terra Nova, Terra Nova Capital and Octavian are subject to limits under U.K. law, Terra Nova (Bermuda), Bermuda law and Corifrance, French law.

  The principal sources of funds for the Company's subsidiaries consist of net premiums, investment income and proceeds from sales and redemption of investments. The funds are used to pay claims and operating expenses and to buy investments, largely fixed income securities.

  For the years ended December 31, 1998 and 1997, the cashflow provided by operating activities of the Company and available for investment was $75.9 million and $81.9 million, respectively. The decrease in cash flows provided by operating activities in 1998 was due to lower cash-flows at Terra Nova caused by a change in business mix, as it wrote a greater proportion of proportional treaty business in 1998, that produced a greater time lag between writing the business and receiving the premiums.

  Total investments and cash were $1,575.0 million at December 31, 1998. At December 31, 1998, 91.8%, 5.6% and 2.6% of total investments and cash were held in fixed maturities, common stocks and cash and cash equivalents, respectively. At December 31, 1998, approximately 91% of the Company's fixed income investments were rated "A" or better by Moody's or S&P. The Company's investment portfolio earned interest and dividend income, net of investment management fees, of 6.1% and 6.2% in 1998 and 1997, respectively. The Company had realized investment gains of $18.0 million and $15.3 million in 1998 and 1997, respectively.

  On April 29, 1998, Moody's Investor Services raised its debt rating on UK Holdings' Senior Notes to "Baa1" from "Baa3". This rating increase reflects the improved strength of UK Holdings' financial position.

  On May 5, 1998, AM Best raised its claims-paying ability rating of Terra Nova and Terra Nova (Bermuda) to "A" from "A-". AM Best stated that, "The rating increase reflects the Company's excellent financial performance, liquidity and conservative investment strategy. The rating also reflects its experienced management team, which has expanded the business profitably since Bermuda Holdings was established in 1994".

  On May 28, 1998, the Company filed a Form 8-K concerning the issue of $100 million 7.0% Senior Notes due 2008, fully and unconditionally guaranteed by Bermuda Holdings.

  On October 9, 1998, the Company announced that Octavian had established new operating entities in Australia and Hong Kong.

  On October 12, 1998, the Company announced that Terra Nova Capital's participation in the Lloyd's Capacity Auctions for the 1999 underwriting year resulted in the acquisition of $102.4 million ((Pounds)64.0 million) of new capacity.

Foreign Currency

  The Company's assets, liabilities, revenues and expenses, except for most corporate overheads which are paid in British pounds, are chiefly in U.S. dollars. Therefore, the Company's principal functional currency is the U.S. dollar. Certain other net translation adjustments are shown as a separate item of shareholders' equity.

The Euro

  On January 1, 1999, the Economic and Monetary Union (EMU) and a new currency, the "euro", were adopted by eleven of the fifteen member states of the European Union (EU). Other member states, including the United Kingdom, currently remain outside the EMU but may join in the future. Today, Corifrance and the Brussels branch of Terra Nova are the Company's only operations in EMU countries.

  The eleven participating EMU countries adopted the euro as their national currency on January 1, 1999. The European Central Bank (ECB) established a fixed conversion rate between each participant's existing currency and the euro as from that date. The euro is now traded on foreign currency exchanges and fluctuates in value against currencies of non-participating countries. It can be used for non-cash transactions throughout the three year transition period which ends on December 31, 2001. On January 1, 2002, the ECB will begin to issue bills and coins denominated in euro for use in cash transactions.

  The Company identified relevant issues and established a strategy to deal with each phase of the euro's implementation. The Company has the requisite capability to process and account for current transactions in the euro, and, as needs are identified, will modify its information technology and other systems in response to changed or expanded exposures to euro transactions.

  The competitive impact of the euro is not expected to be significant because less than 10% of the Company's business is conducted within EMU member states. Management believes that the costs of modifying information systems software will not be material to the Company's results, operations, financial condition or liquidity. Accordingly, such costs are expensed as incurred.

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

 The Company's State of Readiness

  The Company has divided the Year 2000 Project into three major areas of focus: IT, underwriting and third parties. Each section addresses unique risks, but shares a common approach to the Project, which includes five phases: (1) assessing the nature and scope of the Company's exposure to the Year 2000 issue; (2) identifying the business critical areas of exposure; (3) developing solutions for Year 2000-related problems; (4) testing the solutions; and (5) implementing the solutions. Business critical systems were defined as those that are likely to have a material impact on the financial condition and results of operations of the Company should they malfunction or fail.

  The Company initiated the IT section of the Year 2000 Project in March 1997 with the objective of bringing all business critical systems into Year 2000 compliance by September 30, 1998 and all other systems into compliance by December 31, 1998. These key milestones have been met. Market testing with the main processing bureaus, the London Processing Centre, the Lloyd's Policy Signing Office and the Lloyd's Claims Office, has also been completed successfully. Internal certification on compliance has been received from Lloyd's.

  The assessment phase for the IT section of the Project consisted of an inventory and high level analysis of all hardware, software and embedded systems. ("Embedded systems" include "non-IT items" such as facsimile machines, elevators and telephones.) As a result of the assessment phase, the Company identified five business critical systems. All five were deemed compliant by December 31, 1998, following completion of testing and implementation work.

  Other internally-supported software that was not identified as business critical was deemed compliant by December 31, 1998, after testing and implementation work. Externally supported packages and services were assessed. All suppliers and manufacturers were contacted for their compliance status. Where possible, all essential packages are also being tested. The target for completion of this work is April 30, 1999.

  The remediation of non-business critical software with embedded chips has been challenging. Work has targeted systems within the Company's control. Developers of old software have been reluctant to reply to questions concerning their Year 2000 compliance status, or are no longer trading. After assessing this area of the Project for criticality, the Project team determined that only a few systems were at risk. Approximately half of those systems have been deemed compliant. Remediation work will continue into the first half of 1999.

  As part of the IT section of the Project, a contingency plan is being developed to ensure that fully workable alternatives, covering all aspects of IT, are available in the event of the failures of any business critical systems. Initially, contingency planning had a target completion date of December 31, 1998. This is now being brought into line with Lloyd's timescales for the Octavian syndicates, who plan to complete their work during the third quarter of 1999. An outline plan for the Company will be produced by March 31, 1999.

  The Underwriting section of the Project is managed by a committee comprised of senior representatives from the Company's major underwriting units, covering a broad spectrum of business classes. The committee is: (1) co-ordinating and reviewing the evaluation of the Company's current and ongoing underwriting exposure to the Year 2000 and other date-related issues; (2) developing and producing relevant Company underwriting guidelines and monitoring procedures, where practicable; (3) identifying business opportunities; and (4) communicating and raising awareness of date-related underwriting issues within the Company. Among its responsibilities, the committee discusses and disseminates information, research and policy language relating to the Year 2000 issue. A central database for this information has been established and made accessible by all Company employees. When regulators or customers require assessment of the Company's Year 2000 compliance, responses are cleared through the committee.

  By December 31, 1998, the Company had substantially completed an initial assessment of risks already written. This initial assessment forms the basis for more detailed ongoing reviews. At Terra Nova, the in-force portfolio of insurance and reinsurance contracts was broken down into those risks that currently provide no cover beyond December 31, 1999, those that might provide cover beyond December 31, 1999 (by virtue of run-off provisions or extended reporting clauses) and those risks that run beyond the millennium. A matrix coding system was developed to numerically quantify the class exposure and effect of the underwriting action taken at the insurance or reinsurance level. The matrix is applied on a risk by risk basis. The matrix multiplies a "class exposure" coding by an "underwriting action" coding to give a geometric weighting. This geometric weighting, combined with the potential in-force analysis, and overlaid by "likelihood of loss factors", enables a calculation to be made of Terra Nova's probable maximum loss ("PML"). To support the matrix, a detailed commentary was prepared by each class underwriter of the potential exposure on a class by class basis, together with the current underwriting approach, based on individual judgment and experience. This work was reviewed by the underwriting committee and the senior underwriter of each underwriting unit for commonality of approach. The described underwriting approach will be monitored and re-evaluated with reference to external factors and market position. Equally, the method of calculating the PML, the weightings applied for the individual factors and likelihood of loss factors will be subject to review and revision, as necessary. Terra Nova (Bermuda) has applied the matrix coding system in the same way as Terra Nova.

  The Octavian syndicates are also represented on the underwriting committee. However, the senior underwriters on the Octavian syndicates have adopted a different approach from that of their colleagues at Terra Nova, reflecting the different regulatory environment in which they operate. The syndicate underwriters have analyzed the Year 2000 exposure on each class of business that they write. They have then drawn up a course of action for dealing with the exposure, using the results of their analysis. The regulatory department at Lloyd's requests detailed Year 2000 returns from each syndicate. This is to assist the Corporation of Lloyd's in determining whether or not each syndicate is taking appropriate action to address the issue.

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

  The Third Parties section of the Year 2000 Project includes the process of identifying critical suppliers, customers and trading partners who deal directly with the Company and ascertaining their plans and progress in addressing Year 2000 issues. The Company receives the majority of its underwriting data from bureaus, most notably, the London Processing Centre and Lloyd's. Market testing has been performed to insure continuous and reliable connectivity to, and the ongoing provision of effective services from, these organizations and has been successfully completed.

  The Company provides IT services to third party customers. The related IT systems have been assessed, remedied, tested and re-implemented.

  Material trading partners at all business levels have been contacted and asked to respond with an assessment of the Year 2000 compliance status of their own businesses. The target for completion of this work was December 31, 1998. However, approximately sixty-eight percent of the responses were still outstanding at that date. These responses will be pursued during 1999. The replies from trading partners will be taken into account as the contingency plan is developed which covers critical business areas considered to be at risk in the event of the failure of third parties to provide effective ongoing essential services and supplies.

 Costs

  The total cost of the Year 2000 project is not expected to be material to the Company's financial position. The estimated total cost of analyzing and implementing required modifications to bring the Company to Year 2000 compliance is $3.0 million, which is being funded from operating cash flows. The Company primarily used internal human resources for work on the Year 2000 Project. The total amount expended on the Project through December 31, 1998, was $2.5 million of which approximately $2.4 million related to the cost to repair or replace software and resolve related hardware problems and approximately $0.1 million related to the cost of identifying and communicating with third parties. The estimated future cost of completing the Year 2000 Project is $0.5 million.

 Risks

  From an IT perspective, the Year 2000 risks have been reduced significantly by bringing business critical systems into compliance and should not restrict the ability of the Company to trade through the Year 2000. The Company's reliance on compliance adequacy of outside suppliers and trading partners can only be addressed through questionnaires and compliance statements. Even with apparently thorough third parties' responses, the Company cannot guarantee their Year 2000 readiness. The inability of such parties to complete their Year 2000 resolution process could materially affect the Company.

  From an underwriting perspective, management anticipates an increase in the frequency of certain kinds of claims as a result of software malfunction causing or otherwise contributing to losses related to normally insured perils, such as fire and theft. The Company is taking steps to make its own reinsurance and retrocession programs as responsive as possible to such circumstances.

  Given the breadth and ambiguity of the Year 2000 issues for the Company, largely as a result of uncertainty about the Year 2000 readiness of third party suppliers, customers and trading partners, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its future results of operations, liquidity or financial condition. The Company considers that the work already done on its internal systems and the continuing assessment and remediation in other areas, should significantly reduce the possible effect of the Year 2000.

Dividend Policy

  The Company declared and paid dividends according to the following table:

   Dividend
   Per Share     Date Declared   Date Paid/ Payable  Date of Record
   ---------     -------------   ------------------  --------------
   1998
     $0.05     February 6, 1998  March 27, 1998     March 6, 1998
     $0.06     May 8, 1998       June 26, 1998      June 5, 1998
     $0.06     August 6, 1998    September 25, 1998 September 4, 1998
     $0.06     November 2, 1998  December 28, 1998  December 4, 1998
   1999
     $0.06     February 10, 1999 March 26, 1999     March 5, 1999

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Sensitive Instruments and Risk Management

  The following discussion about the Company's risk management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

  This analysis presents the hypothetical loss in earnings, cash flows, or fair value of the financial instruments held by the Company at December 31, 1998, which are sensitive to changes in interest rates, foreign exchange rates and equity prices. Rather than use derivative instruments to manage the primary market exposures associated with the underlying assets, liabilities and anticipated transactions, the Company closely monitors interest rate movements using sensitivity analysis. The Company manages foreign currency exposures by matching assets to liabilities in individual currencies. These risk management techniques are discussed in more detail below.

  In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks include political risk and credit risk and are not included in the following analysis.

Interest Rate Risk Management

  The Company's major market risk exposure is changing interest rates, primarily in the United States. A change in interest rates would affect the fair value of the Company's investments and could cause fluctuations in Accumulated Other Comprehensive Income in the balance sheet.

                              Basis Point Movement
                      (dollars in millions, unless stated)

                                 -200 pts -100 pts  Zero   +100 pts  + 200 pts
                                 -------- -------- ------  --------  ---------
Movement in fair value of Fixed
 Maturity portfolio                 10.1%     4.8%    0.0%    (4.5)%     (8.6)%
Movement after tax                $119.1   $ 57.0  $  0.0   $(52.7)   $(101.4)
Adjusted Shareholders' Equity      690.0    627.9   570.9    518.2      469.5
Adjusted book value per share     $27.20   $24.75  $22.51   $20.43    $ 18.51
Adjusted debt/debt plus equity     20.23%   21.80%  23.46%   25.25 %    27.15 %

  The matrix above shows the sensitivity of the Company's shareholders' equity at December 31, 1998, to movements in fixed maturity valuations related to changes in interest rates. The aggregate hypothetical reduction in net assets that would have resulted from a hypothetical increase in yield of 100 basis points is $52.7 million. As a consequence, shareholders' equity at December 31, 1998, would have been $518.2 million and book value per share, $20.43. The ratio of debt to debt plus equity would have increased to 25.25% from 23.46%. The Company manages this risk by limiting the portfolio duration.

  The Company's long-term debt is all at fixed rates. At December 31, 1998, the Company's total outstanding indebtedness was $175 million, comprised of $75 million 7.2% Senior Notes due 2007 and $100 million 7.0% Senior Notes due 2008. The estimated fair value of the debt at December 31, 1998, was $180.8 million.

Foreign Exchange Risk Management

  The Company has foreign exchange risk on assets and liabilities and manages this risk by matching assets to liabilities in each foreign currency as closely as possible.

  At December 31, 1998, 79.2% of the Company's investment portfolio was denominated in US Dollars. At that date, the largest foreign currency exposure was UK Sterling. Hypothetically, if Sterling assets and liabilities had been mismatched by 10% and the year end Sterling/US Dollar exchange rate had increased or decreased by 5%, the effect on after tax earnings would have been approximately $1.0 million.

  The Company does not ordinarily use derivative instruments to manage its exposure to foreign exchange movements.

Equity Price Risk Management

  The Company does not ordinarily hedge its equity portfolio risk by purchasing derivatives. The Company reduced its exposure in 1998 by increasing the ratio of fixed maturities to equity in its portfolio by transferring part of the equity portfolio into fixed interest securities.

  At December 31, 1998, the cost of the Company's equity security portfolio was $56.9 million and the fair value was $88.0 million, compared to $69.8 million and $104.2 million, respectively, at December 31, 1997.

ITEM 8--FINANCIAL STATEMENTS

                                     INDEX

                                                                         Page
                                                                         ----
Report of Management's Responsibilities                                   39

Report of Independent Accountants                                         40

Audited Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 1998 and 1997            41

  Consolidated Statements of Operations for the years ended December 31,
   1998, 1997 and 1996                                                    42

  Consolidated Statements of Comprehensive Income for the years ended
   December 31, 1998, 1997 and 1996                                       43

  Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1998, 1997
   and 1996                                                               44

  Consolidated Statements of Cash Flows for the years ended December 31,
   1998, 1997 and 1996                                                    45

  Notes to Consolidated Financial Statements--including summarized consolidated financial information of Terra Nova Insurance (UK)
   Holdings plc as of December 31, 1998 and 1997                          46

                    REPORT OF MANAGEMENT'S RESPONSIBILITIES

  The management of Bermuda Holdings is responsible for the integrity and fair presentation of the consolidated financial statements, related notes and all other financial information presented here. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts based on the best estimates and judgments of management.

  Bermuda Holdings maintains an internal control structure designed to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with management's direction and that the financial records are reliable for the purposes of preparing financial statements and maintaining accountability of assets. The management of Bermuda Holdings applied the concept of reasonable assurance by weighing the cost of an internal control structure against the benefits to be derived. The internal control structure is supported by the careful selection, training and development of qualified personnel, an appropriate division of responsibilities and the dissemination of written policies and procedures throughout Bermuda Holdings. The internal control structure is continually reviewed and evaluated by qualified personnel and periodically assessed by PricewaterhouseCoopers, independent accountants, to the extent required under generally accepted auditing standards in connection with their annual audit of Bermuda Holdings' financial statements.

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

J.J. Dwyer                                W.J. Wedlake
Chairman                                  Senior Vice President and
                                          Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Terra Nova (Bermuda) Holdings Ltd.

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Terra Nova (Bermuda) Holdings Ltd. and subsidiaries at December 31, 1998 and 1997, and the results of their operations, their comprehensive income and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a) on page 71 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers

Hamilton, Bermuda
March 9, 1999

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                At December 31,
                             (dollars in thousands)

                                                          1998        1997
                                                       ----------  ----------
                        ASSETS
                        ------
Investments available for sale and cash and cash
 equivalents, at fair value:
  Fixed maturities:
    Bonds (amortized cost $1,374,272 and $1,219,799,
     respectively)                                     $1,446,621  $1,261,458
  Common stocks (cost $56,924 and $69,781,
   respectively)                                           88,022     104,234
  Cash and cash equivalents                                40,394     109,864
                                                       ----------  ----------
      Total investments and cash and cash equivalents   1,575,037   1,475,556
Accrued investment income                                  30,015      28,076
Insurance balances receivable                              81,634      74,774
Reinsurance recoverable on paid losses                     45,882      39,402
Reinsurance recoverable on unpaid losses                  226,099     246,728
Accrued premium income                                    283,383     188,055
Prepaid reinsurance premiums                               37,472      26,853
Deferred acquisition costs                                107,607      76,380
Other assets                                               92,243      64,310
                                                       ----------  ----------
      Total assets                                     $2,479,372  $2,220,134
                                                       ==========  ==========
                     LIABILITIES
                     -----------
Unpaid losses and loss adjustment expenses             $1,209,003  $1,157,724
Unearned premiums                                         401,002     274,934
Insurance balances payable                                 23,941      33,833
Income taxes payable                                        4,228      10,274
Deferred income taxes                                      27,450      15,244
Long-term debt                                            175,000     175,000
Other liabilities                                          67,886      71,237
                                                       ----------  ----------
      Total liabilities                                 1,908,510   1,738,246
                                                       ----------  ----------
                 SHAREHOLDERS' EQUITY
                 --------------------
Common shares
  "A" ordinary shares, 75,000,000 authorized, $5.80
   par value (24,172,717 issued and outstanding; 1997:
   24,090,335)                                            140,202     139,724
  "B" ordinary shares, convertible, 10,000,000
   authorized, $5.80 par value (1,796,217 issued and
   outstanding; 1997: 1,796,217)                           10,418      10,418
Stock held in Trust, at cost                              (12,900)     (9,500)
Deferred equity compensation                                4,623       3,275
Additional capital                                        111,727     111,568
Retained earnings                                         236,292     169,861
Accumulated other comprehensive income                     80,500      56,542
                                                       ----------  ----------
      Total shareholders' equity                          570,862     481,888
                                                       ----------  ----------
      Total liabilities and shareholders' equity       $2,479,372  $2,220,134
                                                       ==========  ==========

        See accompanying notes to the consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year Ended December 31,
                (dollars in thousands except per share amounts)

                                                1998      1997      1996
                                              --------  --------  --------
Revenues
Net written premiums                          $646,197  $483,545  $311,166
Increase in unearned premiums                  (99,289)  (64,476)  (32,410)
                                              --------  --------  --------
Net earned premiums                            546,908   419,069   278,756
Net investment income                           93,262    85,130    78,130
Realized net capital gains on sales of
 investments                                    17,963    15,333    11,750
Foreign exchange (losses) gains                   (586)   (1,268)      425
Agency income                                   17,057    15,571     8,998
                                              --------  --------  --------
    Total revenues                             674,604   533,835   378,059
                                              --------  --------  --------
Expenses
Losses and loss adjustment expenses, net       359,567   282,480   178,274
Policy acquisition costs                       160,380   115,427    82,394
Other operating expenses                        20,322    13,706    10,175
Interest expense                                13,697    12,710    10,750
Agency expenses                                 13,760    13,130     8,537
Other expenses                                   5,617     5,333     5,261
                                              --------  --------  --------
    Total expenses                             573,343   442,786   295,391
                                              --------  --------  --------
Income from operations before income tax and
 minority interests                            101,261    91,049    82,668
Income tax expense                              17,221    17,639    17,777
Minority interests in income of consolidated
 subsidiaries                                      --        --        985
                                              --------  --------  --------
Net income before extraordinary charge          84,040    73,410    63,906
Extraordinary charge after income tax           11,641       --        --
                                              --------  --------  --------
Net income                                    $ 72,399  $ 73,410  $ 63,906
                                              ========  ========  ========
Basic earnings per common share
  Net income before extraordinary charge      $   3.30  $   2.87  $   2.81
  Extraordinary charge after income tax          (0.46)      --        --
                                              --------  --------  --------
  Net income                                  $   2.84  $   2.87  $   2.81
                                              ========  ========  ========
Diluted earnings per common share
  Net income before extraordinary charge      $   3.22  $   2.82  $   2.69
  Extraordinary charge after income tax          (0.45)      --        --
                                              --------  --------  --------
  Net income                                  $   2.77  $   2.82  $   2.69
                                              ========  ========  ========

        See accompanying notes to the consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                            Year Ended December 31,
                             (dollars in thousands)

                                                   1998      1997      1996
                                                 --------  --------  --------
Net Income                                       $ 72,399  $ 73,410  $ 63,906
                                                 --------  --------  --------
Other comprehensive income (loss):
  Unrealized appreciation (depreciation) of
   investments before tax                          45,299    39,543    (6,680)
  Tax (expense) benefit                            (8,242)   (8,872)      698
                                                 --------  --------  --------
  Unrealized appreciation (depreciation) of
   investments after tax                           37,057    30,671    (5,982)
                                                 --------  --------  --------
Less: Reclassification adjustment for gains
 included in net income
 before tax                                       (17,963)  (15,333)  (11,750)
  Tax expense                                       4,818     4,821     4,031
  Reclassification adjustment for gains included
   in net income after tax                        (13,145)  (10,512)   (7,719)
                                                 --------  --------  --------
  Currency translation adjustments                     46       (78)      190
                                                 --------  --------  --------
Other comprehensive income (loss)                  23,958    20,081   (13,511)
                                                 --------  --------  --------
Comprehensive income                             $ 96,357  $ 93,491  $ 50,395
                                                 ========  ========  ========


        See accompanying notes to the consolidated financial statements

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                            Year Ended December 31,
                  (dollars in thousands except share numbers)

                                                                                                           Unrealized
                    Common "A" Shares  Common "B" Shares   Stock held in Trust     Deferred               Appreciation
                   ------------------- ------------------  --------------------     Equity    Additional (Depreciation)
                     Number    Value    Number     Value    Number      Value    Compensation  Capital   of Investments
                   ---------- -------- ---------  -------  ---------- ---------  ------------ ---------- --------------
Balance, January
1, 1996            12,583,518 $ 72,984 2,809,956  $16,298        --   $     --      $  --      $ 18,203     $49,972
 Shares issued in
 initial public
 offering           7,275,000   42,195       --       --         --         --         --        71,758         --
 Shares issued in
 exchange for
 minority
 interests in
 subsidiaries       2,038,869   11,826       --       --         --         --         --         8,655         --
 Shares issued
 for conversion
 of convertible
 redeemable
 preferred shares     989,697    5,740       --       --         --         --         --        12,108         --
 Other shares
 issued during
 period               153,526      890       --       --         --         --         --           820         --
 Conversion of
 "B" shares into
 "A" shares           761,816    4,419  (761,816)  (4,419)       --         --         --           --          --
 Net depreciation         --       --        --       --         --         --         --           --      (18,430)
 Income tax
 benefit                  --       --        --       --         --         --         --           --        4,729
 Change during
 the year                 --       --        --       --         --         --         --           --          --
 Net income               --       --        --       --         --         --         --           --          --
 Dividends paid--
 $0.06 per
 ordinary share           --       --        --       --         --         --         --           --          --
 Dividends paid
 on convertible
 redeemable
 preferred shares         --       --        --       --         --         --         --           --          --
                   ---------- -------- ---------  -------  ---------  ---------     ------     --------     -------
Balance, December
31, 1996           23,802,426  138,054 2,048,140   11,879        --         --         --       111,544      36,271
 Shares issued
 for exercise of
 share options         35,986      209       --       --      26,000        520        --            24         --
 Shares
 repurchased
 during the year          --       --        --       --    (500,000)   (10,020)       --           --          --
 Deferred
 compensation
 expense                  --       --        --       --         --         --       3,644          --          --
 Deferred
 compensation
 expense released
 on exercise of
 share options            --       --        --       --         --         --        (369)         --          --
 Conversion of
 "B" shares into
 "A" shares           251,923    1,461  (251,923)  (1,461)       --         --         --           --          --
 Net appreciation         --       --        --       --         --         --         --           --       24,210
 Income tax
 expense                  --       --        --       --         --         --         --           --       (4,051)
 Change during
 the year                 --       --        --       --         --         --         --           --          --
 Net income               --       --        --       --         --         --         --           --          --
 Dividends paid--
 $0.17 per
 ordinary share           --       --        --       --         --         --         --           --          --
                   ---------- -------- ---------  -------  ---------  ---------     ------     --------     -------
Balance, December
31, 1997           24,090,335  139,724 1,796,217   10,418   (474,000)    (9,500)     3,275      111,568      56,430
 Shares issued
 for exercise of
 share options         82,382      478       --       --         --         --         --           159         --
 Shares
 repurchased
 during the year          --       --        --       --    (132,800)    (3,400)       --           --          --
 Deferred
 compensation
 expense                  --       --        --       --         --         --       1,348          --          --
 Net appreciation         --       --        --       --         --         --         --           --       27,336
 Income tax
 expense                  --       --        --       --         --         --         --           --       (3,424)
 Change during
 the year                 --       --        --       --         --         --         --           --          --
 Net income               --       --        --       --         --         --         --           --          --
 Dividends paid--
 $0.23 per
 ordinary share           --       --        --       --         --         --         --           --          --
                   ---------- -------- ---------  -------  ---------  ---------     ------     --------     -------
Balance, December
31, 1998           24,172,717 $140,202 1,796,217  $10,418   (606,800) $ (12,900)    $4,623     $111,727     $80,342
                   ========== ======== =========  =======  =========  =========     ======     ========     =======
                   Cumulative                Total
                   Translation Retained  Shareholders'
                   Adjustments Earnings     Equity
                   ----------- --------- -------------
Balance, January
1, 1996               $--      $ 39,551    $197,008
 Shares issued in
 initial public
 offering              --           --      113,953
 Shares issued in
 exchange for
 minority
 interests in
 subsidiaries          --           --       20,481
 Shares issued
 for conversion
 of convertible
 redeemable
 preferred shares      --           --       17,848
 Other shares
 issued during
 period                --           --        1,710
 Conversion of
 "B" shares into
 "A" shares            --           --          --
 Net depreciation      --           --      (18,430)
 Income tax
 benefit               --           --        4,729
 Change during
 the year              190          --          190
 Net income            --        63,906      63,906
 Dividends paid--
 $0.06 per
 ordinary share        --        (1,548)     (1,548)
 Dividends paid
 on convertible
 redeemable
 preferred shares      --        (1,088)     (1,088)
                   ----------- --------- -------------
Balance, December
31, 1996               190      100,821     398,759
 Shares issued
 for exercise of
 share options         --           --          753
 Shares
 repurchased
 during the year       --           --      (10,020)
 Deferred
 compensation
 expense               --           --        3,644
 Deferred
 compensation
 expense released
 on exercise of
 share options         --           --         (369)
 Conversion of
 "B" shares into
 "A" shares            --           --          --
 Net appreciation      --           --       24,210
 Income tax
 expense               --           --       (4,051)
 Change during
 the year              (78)         --          (78)
 Net income            --        73,410      73,410
 Dividends paid--
 $0.17 per
 ordinary share        --        (4,370)     (4,370)
                   ----------- --------- -------------
Balance, December
31, 1997               112      169,861     481,888
 Shares issued
 for exercise of
 share options         --           --          637
 Shares
 repurchased
 during the year       --           --       (3,400)
 Deferred
 compensation
 expense               --           --        1,348
 Net appreciation      --           --       27,336
 Income tax
 expense               --           --       (3,424)
 Change during
 the year               46          --           46
 Net income            --        72,399      72,399
 Dividends paid--
 $0.23 per
 ordinary share        --        (5,968)     (5,968)
                   ----------- --------- -------------
Balance, December
31, 1998              $158     $236,292    $570,862
                   =========== ========= =============

        See accompanying notes to the consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year Ended December 31,
                             (dollars in thousands)

                                               1998       1997       1996
                                             ---------  ---------  ---------
Cash flows from operating activities:
 Net income                                  $  72,399  $  73,410  $  63,906
Adjustments to reconcile net income to net
 cash and cash equivalents provided by
 operating activities:
 Amortization of goodwill                          781        642      1,105
 Bad debt expenses (benefits)                    9,464      1,238     (1,142)
 Realized net capital gains                    (17,963)   (15,333)   (11,750)
 Stock option compensation expense               1,348      3,208        --
 Change in unpaid losses and loss adjustment
  expenses                                      50,389     47,612    (95,658)
 Change in unearned premiums and prepaid
  reinsurance                                  115,448     60,705     28,809
 Change in insurance balances payable           (9,892)     4,965     (7,097)
 Change in insurance balances receivable,
  accrued premium income and reinsurance
  recoverable on paid and unpaid losses        (97,303)   (58,960)    68,751
 Change in deferred acquisition costs          (31,227)   (26,475)    (8,329)
 Change in accrued investment income            (1,939)    (1,510)      (606)
 Change in current and deferred income taxes       896     (7,407)    17,521
 Change in other assets and liabilities, net   (16,508)      (194)   (24,742)
                                             ---------  ---------  ---------
 Total adjustments                               3,494      8,491    (33,138)
                                             ---------  ---------  ---------
 Net cash and cash equivalents provided by
  operating activities                          75,893     81,901     30,768
                                             ---------  ---------  ---------
Cash flows from investing activities:
 Proceeds of fixed maturities matured           57,616     65,096     65,589
 Proceeds of fixed maturities sold             391,757    521,301    291,803
 Proceeds of equity securities sold            140,564    215,732    163,173
 Purchase of fixed maturities                 (587,751)  (665,228)  (491,326)
 Purchase of equity securities                (119,341)  (175,307)  (183,492)
 Acquisition of capacity at Octavian            (5,657)      (639)      (180)
 Payment consideration for Corifrance              --     (42,225)       --
 Acquisition expenses for Corifrance               --        (461)       --
 Payment consideration for Octavian                --         --      (9,393)
 Acquisition expenses for Octavian                 --         --        (644)
                                             ---------  ---------  ---------
 Net cash and cash equivalents used in
  investing activities                        (122,812)   (81,731)  (164,470)
                                             ---------  ---------  ---------
Cash flows from financing activities:
 Stock repurchases                              (3,400)   (10,020)       --
 Proceeds from public debt offerings            99,899     74,866        --
 Payment of fees for financing public debt
  offerings                                       (913)    (1,179)       --
 Redemption of public debt                    (113,053)       --         --
 Net proceeds from initial public offering         --         --     113,953
 Redemption of preferred shares                    --         --     (16,035)
 Proceeds from shares issued                       637        384        158
 Preference dividends paid to stockholders         --         --        (499)
 Ordinary dividends paid to stockholders        (5,968)    (4,370)    (1,548)
                                             ---------  ---------  ---------
 Net cash and cash equivalents (used in)
  provided by financing activities             (22,798)    59,681     96,029
                                             ---------  ---------  ---------
Change in cash and cash equivalents            (69,717)    59,851    (37,673)
Exchange on foreign currency cash balances         247       (531)      (508)
Cash and cash equivalents at beginning of
 year                                          109,864     50,544     88,725
                                             ---------  ---------  ---------
Cash and cash equivalents at end of year     $  40,394  $ 109,864  $  50,544
                                             =========  =========  =========
Supplemental disclosure of cash flow
 information
 Income taxes paid                           $  13,642  $  23,001  $     303
                                             =========  =========  =========
 Interest paid                               $  14,638  $  10,750  $  10,750
                                             =========  =========  =========

        See accompanying notes to the consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

  Terra Nova (Bermuda) Holdings Ltd. ("Bermuda Holdings") is incorporated in Bermuda. All references here to the "Company" are to Bermuda Holdings and all of its direct and indirect subsidiaries. These include Terra Nova Insurance
(UK) Holdings plc ("UK Holdings"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Octavian Syndicate Management Limited ("Octavian"), Terra Nova Capital Limited ("Terra Nova Capital") and Compagnie de Reassurance d'Ile de France ("Corifrance").

  The Company is a specialty property, casualty, marine and aviation insurance and reinsurance company. It operates in the London market through its London based subsidiary, Terra Nova, in the Continental European Market through its French subsidiary, Corifrance, in the Bermuda market through its Bermuda based subsidiary, Terra Nova (Bermuda) and in the Lloyd's market through its London based subsidiary, Terra Nova Capital. Writings originate worldwide. It writes most insurance and reinsurance business through brokers authorized to place business at Lloyd's. It also writes through non-Lloyd's brokers and with individual ceding companies. The broker is regarded as the agent of the insured or reinsured in placing the business. The Company also owns the business and assets of Octavian, a Lloyd's managing agent, consisting of the rights to manage eight Lloyd's syndicates (the "Octavian syndicates").

2. Basis of Preparation

  The accompanying consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP"). All material intercompany transactions and balances have been eliminated.

3. Significant Accounting Policies

  (a) Investments and related income: Investments in fixed maturities and equity securities are classified as available for sale and held with the intention of selling such investments from time to time, and are carried at fair value. Unrealized gains and losses, net of related deferred income taxes and minority interests, are recorded in shareholders' equity. Realized gains and losses are included in operations and determined by specific identification. Investment income is recorded as earned.

  (b) Cash and cash equivalents: Cash and cash equivalents consist of cash and various short-term investments which have maturities when bought of 90 days or less. Cash equivalents are stated at fair value which approximates cost.

  (c) Premiums: Premiums are earned pro-rata over the term of the related coverage. The balance of unearned premiums represents the portion of gross written premiums relating to the unexpired terms of coverage.

  (d) Deferred acquisition costs: Acquisition costs, which represent net commission and other expenses incurred in producing business, are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are limited to the amounts estimated as recoverable from the applicable unearned premiums and the related expected investment income, after giving effect to anticipated losses, loss adjustment expenses and expenses necessary to maintain the contracts in force.

  (e) Insurance balances receivable and reinsurance recoverable on paid and unpaid losses: Receivable balances are stated net of allowances for doubtful accounts. Reinsurance recoverable on unpaid losses represents the estimated portion of such liabilities that will be recovered from reinsurers, determined in a manner consistent with the related liabilities.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  (f) Income taxes: Deferred income taxes are recorded on temporary differences between financial reporting and tax bases of assets and liabilities in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109.

  (g) Foreign currency translation: The U.S. dollar is the reporting currency and principal functional currency, as most of the policies written are denominated in U.S. dollars. Revenues and expenses in non-U.S. dollar currencies are translated at the average rates of exchange. Monetary assets and liabilities are translated at the rate of exchange in effect at the close of the period. Non-monetary assets and liabilities, primarily deferred revenue and expenses, are translated at historical rates of exchange. Gains or losses resulting from non-U.S. dollar transactions are included in net income. Certain other net translation adjustments are shown as a separate item of shareholders' equity.

  (h) Accrued premium income: Accrued premium income represents the difference between the estimated cumulative ultimate gross written premiums and cumulative billed premiums.

  (i) Prepaid reinsurance premiums: Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of reinsurance contracts.

  (j) Losses and loss adjustment expenses: Losses and loss adjustment expenses are charged to income as incurred. The reserve for unpaid losses and loss adjustment expenses represents estimates for reported losses, including provisions for losses incurred but not reported ("IBNR"). The adequacy of these estimates is assessed by reference to projections of the ultimate losses for each accident year. The methods of determining such estimates and establishing reserves are reviewed continually and updated. Resulting adjustments are reflected in current operations.

  (k) Stock-based compensation: The Company has adopted SFAS No. 123 "Accounting for Stock-Based Compensation". As allowed under this standard, the Company accounts for stock option grants in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees".

  Compensation expense for stock option grants is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. Any resulting compensation expense is accrued over the shorter of the vesting or service period.

  Deferred compensation, recorded as a component of shareholders' equity, represents options the Company expects to settle in stock.

  (l) Risks and uncertainties: Information about risks and uncertainties existing at the balance sheet date related to the following areas are included in Notes 1, 3, 4, 10, 11, 12, 13, 14 and 17:

  .Nature of operations;

  .Use of estimates in preparing financial statements;

  .Certain significant estimates;

  .Current vulnerability due to certain concentrations.

  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  (m) Fair value of financial instruments: The following methods and assumptions were used by the Company in estimating the fair value of the financial instruments presented:

    Investments: Fair values were based on quoted market prices. For securities for which market prices were not readily available, fair values were estimated using quoted market prices of comparable investments.

    Long term debt: Fair value is based on quoted market price.

    Other financial instruments: The carrying amounts approximate fair value.

  (n) Goodwill: The goodwill in the Company's balance sheet has been calculated using the purchase method of accounting and is amortized on a straight line basis over periods not exceeding 40 years.

  (o) Reclassifications: Certain prior year amounts have been reclassified to conform with the current year presentation.

  (p) Accounting pronouncements: The Company has adopted the provisions of SFAS No.130 "Reporting Comprehensive Income" and SFAS No.131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No.130 establishes standards for reporting and display of comprehensive income and its components within a set of financial statements. SFAS No.131 requires the Company to report financial and descriptive information about its reportable operating segments.

  The Company has adopted the provisions of SFAS No.132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement significantly changes current financial statement disclosure requirements from those that were required under SFAS No.87, "Employers' Accounting for Pensions", SFAS No.88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No.106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". However, SFAS No.132 does not change the existing measurement or recognition provisions of SFAS Nos. 87, 88, or 106.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No.133 is effective for fiscal years beginning after June 15, 1999, and will require all derivatives to be recognized in the statement of financial position as either assets or liabilities, measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented under the provisions of SFAS No.133. The Company does not expect SFAS No.133 to have a significant impact on its financial reporting.

4. Investments and Cash

  (a) Deposits: Securities with a carrying value of $103,731,433 and $74,832,873 at December 31, 1998 and 1997, respectively, were held in trust for the benefit of the Company's U.S. cedents and to facilitate the Company's accreditation as an alien reinsurer by certain States.

  Cash and securities with a carrying value of $21,100,926 and $19,465,928 at December 31, 1998 and 1997, respectively, were held in trust for the benefit of the Company's U.S. surplus lines policyholders.

  Cash and securities with a carrying value of $50,929,708 and $53,350,644 at December 31, 1998 and 1997, respectively, were held in trust for the benefit of the Company's Canadian cedents.

  The Company has contingent liabilities regarding undrawn letters of credit supporting certain reinsurance business written by the Company in the U.S. of $106,105,003 and $121,020,906 at December 31, 1998 and

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

1997, respectively. The Company has deposited cash and investments with a carrying value of $158,018,677 and $175,213,503 at December 31, 1998 and 1997,
respectively, as collateral against these amounts.

  The Company has contingent liabilities regarding irrevocable undrawn letters of credit of $248,212,339 and $199,334,500 supporting the Company's underwriting activities on the Octavian syndicates at December 31, 1998 and, 1997, respectively. The Company has deposited cash and investments with a carrying value of $250,553,300 and $221,670,000 at December 31, 1998 and 1997,
respectively, as collateral to support this commitment. Cash and securities with a carrying value of $149,076,000 and $66,246,000 at December 31, 1998 and 1997, respectively, were held in trust for the benefit of the Octavian syndicates' policyholders.

  (b) Net investment income: An analysis of the net investment income of the Company is as follows:

                               Year Ended December 31,
                               -------------------------
                                1998     1997     1996
                               -------  -------  -------
                                dollars in thousands
   Fixed maturities            $86,899  $77,690  $71,365
   Equity securities               463    1,538    1,373
   Cash and cash equivalents     8,754    9,470    7,539
                               -------  -------  -------
   Total investment income      96,116   88,698   80,277
   Investment expenses          (2,854)  (3,568)  (2,147)
                               -------  -------  -------
   Net investment income       $93,262  $85,130  $78,130
                               =======  =======  =======

  (c) Investment gains and losses: The realized net capital gains and changes in net unrealized appreciation or depreciation of investments are summarized below:

                                                 Year Ended December 31,
                                                 -------------------------
                                                  1998     1997     1996
                                                 -------  ------- --------
                                                   dollars in thousands
   Realized net capital gains on sale of
    investments:
     Fixed maturities                            $ 8,854  $ 5,342 $  1,509
     Equity securities                             9,109    9,991   10,241
                                                 -------  ------- --------
   Realized net capital gains                     17,963   15,333   11,750
                                                 -------  ------- --------
   Changes in net unrealized appreciation
    (depreciation) of investments:
     Fixed maturities                             30,691   17,291  (34,358)
     Equity securities                            (3,355)   6,919   15,928
                                                 -------  ------- --------
   Changes in net unrealized appreciation
    (depreciation) of investments                 27,336   24,210  (18,430)
                                                 -------  ------- --------
   Realized net capital gains and change in net
    unrealized appreciation (depreciation) of
    investments                                  $45,299  $39,543 $ (6,680)
                                                 =======  ======= ========

  Realized net capital gains on sale of fixed maturities for the years ended December 31, 1998, 1997 and 1996, included gross capital gains of $9,420,000, $9,600,000 and $6,802,000, and gross capital losses of $566,000, $4,258,000 and
$5,293,000, respectively.

  Proceeds from sales of investments in equity securities during 1998, 1997 and 1996, respectively, were $140,564,000, $215,732,000 and $163,173,000. Realized net capital gains on sale of equity securities for the years ended December 31, 1998, 1997 and 1996, included gross capital gains of $24,567,000, $29,613,000 and $22,512,000, and gross capital losses of $15,458,000, $19,622,000 and
$12,271,000, respectively.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Net unrealized appreciation of equities (before income tax) at December 31, 1998, of the Company included gross unrealized appreciation of $38,551,000 and gross unrealized depreciation of $7,453,000. Net unrealized appreciation of equities at December 31, 1997, of the Company included gross unrealized appreciation of $38,111,000 and gross unrealized depreciation of $3,658,000.

  (d) Fixed maturities available for sale: At December 31, the amortized cost and estimated fair value of investments in fixed maturities of the Company were as follows:

                                                   1998
                              -----------------------------------------------
                                            Gross        Gross     Estimated
                              Amortized   unrealized   unrealized     fair
                                 Cost    appreciation depreciation   value
                              ---------- ------------ ------------ ----------
                                           dollars in thousands
U.S. government and agencies  $  253,282   $18,920       $   20    $  272,182
Foreign governments and
 agencies                        575,699    34,246          220       609,725
Mortgage backed and asset
 backed                           50,945     1,558           29        52,474
Supranationals                   121,945     7,142          --        129,087
Corporate                        372,401    11,177          425       383,153
                              ----------   -------       ------    ----------
  Total fixed maturities      $1,374,272   $73,043       $  694    $1,446,621
                              ==========   =======       ======    ==========

                                                   1997
                              -----------------------------------------------
                                            Gross        Gross     Estimated
                              Amortized   unrealized   unrealized     fair
                                 Cost    appreciation depreciation   value
                              ---------- ------------ ------------ ----------
                                           dollars in thousands
U.S. government and agencies  $  298,618   $14,410       $  308    $  312,720
Foreign governments and
 agencies                        469,941    19,302          683       488,560
Mortgage backed and asset
 backed                           74,528     1,259          211        75,576
Supranationals                   140,801     4,208           83       144,926
Corporate                        235,911     4,024          259       239,676
                              ----------   -------       ------    ----------
  Total fixed maturities      $1,219,799   $43,203       $1,544    $1,261,458
                              ==========   =======       ======    ==========

  The amortized cost and estimated fair value of the Company's fixed maturities at December 31, 1998, by contractual maturity date, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay certain obligations with or without call or prepayment penalties.

                                           Amortized Cost Fair Value % of Total
                                           -------------- ---------- ----------
                                                   dollars in thousands
   Due in one year or less                   $   99,798   $  100,494      7%
   Due after one year through five years        539,631      558,039     39
   Due after five years through ten years       665,953      708,051     49
   Due after ten years                           68,890       80,037      5
                                             ----------   ----------    ---
                                             $1,374,272   $1,446,621    100%
                                             ==========   ==========    ===

  Mortgage and asset backed securities which are not due at a single maturity date, have been allocated according to their expected final payment date as at year-end.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  (e) At December 31, 1998, the Company's portfolio by rating category, determined by recognized rating agencies, was:

                               Estimated fair value
                               --------------------
                               dollars in thousands
   U.S. government and agency       $  272,182
   U.K. government and agency          131,761
   AAA                                 458,877
   AA                                  281,090
   A                                   175,080
   BBB                                  93,757
   Not Rated                            33,874
                                    ----------
                                    $1,446,621
                                    ==========

  Not Rated securities consist mainly of securities issued by municipalities in countries other than the U.S. or the U.K. and are generally considered by management to be at least the equivalent in quality of AA rated investments.

  (f) At December 31, 1998, the estimated fair value of the following investments exceeded 10% of shareholders' equity:

                           dollars in thousands
   United States Treasury        $272,182
   Government of Japan            113,909
   Canadian Treasury              111,772
   UK Treasury                     63,731

  (g) Equities available for sale: At December 31, 1998, the cost and estimated fair value of investments in common stocks were as follows:

                                                        Estimated
                                              Cost     Fair Value
                                            ---------- -------------
                                            dollars in thousands
   Public utilities                         $    1,558  $    1,806
   Banks, trust and insurance companies         10,604      12,861
   Industrial, miscellaneous and all other      44,762      73,355
                                            ----------  ----------
     Total equity securities                $   56,924  $   88,022
                                            ==========  ==========

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


5. Income Taxes

  (a) The U.K. corporation tax rate applicable to ordinary income was 33% for 1996. The tax rate was reduced to 31% from 33% on April 1, 1997. The corporation tax rate in France was 41.67% for 1997 and 1998. The difference between the actual tax expense and the "expected" amount calculated by applying the U.K. corporation tax rate is explained as follows:

                           Year Ended December 31,
                           -------------------------
                            1998     1997     1996
                           -------  -------  -------
                            dollars in thousands
   "Expected" tax expense  $31,391  $28,680  $27,280
   Adjustments:
     Non-taxable income    (15,042) (10,004)  (9,872)
     Other                     872   (1,037)     369
                           -------  -------  -------
   Actual tax expense      $17,221  $17,639  $17,777
                           =======  =======  =======

  (b) The components of income tax expense attributable to continuing operations are as follows:

                                   Year Ended December 31,
                                   -----------------------
                                    1998    1997    1996
                                   ------- ------- -------
                                    dollars in thousands
   Current U.K. corporation tax    $ 2,789 $10,743 $17,409
   Current French corporation tax    1,310     --      --
   Deferred tax                     13,122   6,896     368
                                   ------- ------- -------
   Income tax expense              $17,221 $17,639 $17,777
                                   ======= ======= =======

  (c) Deferred tax liabilities and assets are provided for expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on the difference between the financial statements and tax bases of assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse. Measurement of a deferred tax asset, if any, is subject to the expectation of future realization. The components of net deferred tax liabilities of the Company as at December 31, 1998 and 1997, were as follows:

                                                1998        1997
                                             ----------  ----------
                                             dollars in thousands
   Deferred tax assets:
     Unrealized depreciation of investments  $      321  $      433
     Other                                          318       1,039
                                             ----------  ----------
       Total deferred tax assets                    639       1,472
                                             ----------  ----------
   Deferred tax liabilities:
     Unrealized appreciation of investments     (11,718)     (7,275)
     Other                                      (16,371)     (9,441)
                                             ----------  ----------
   Total deferred tax liabilities               (28,089)    (16,716)
                                             ----------  ----------
   Net deferred tax liabilities              $  (27,450) $  (15,244)
                                             ==========  ==========

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

  (e) The Company does not consider itself to be engaged in trade or business in the U.S. and so does not expect to be subject to U.S. income taxation.

6. Deferred Acquisition Costs

  The following reflects the acquisition costs deferred for amortization against future income and the amortization charged to income, excluding certain amounts deferred and amortized in the same period:

                                   Year Ended December 31,
                                   ------------------------
                                     1998    1997    1996
                                   -------- ------- -------
                                     dollars in thousands
   Balance at beginning of year    $ 76,380 $45,279 $36,950
                                   -------- ------- -------
   Acquisition costs deferred
     Commissions                    151,371 119,610  78,051
     Other                           40,236  26,918  12,672
                                   -------- ------- -------
                                    191,607 146,528  90,723
                                   -------- ------- -------
   Amortization charged to income
     Commissions                    126,239  92,713  71,759
     Other                           34,141  22,714  10,635
                                   -------- ------- -------
                                    160,380 115,427  82,394
                                   -------- ------- -------
   Balance at end of year          $107,607 $76,380 $45,279
                                   ======== ======= =======

7. Employee Benefits

  Terra Nova operates a defined benefit pension plan ("Terra Nova Plan") covering all employees (except those in Canada and Belgium) over 20 years old who meet the eligibility conditions set out in the plan document. The cost of providing pensions for employees is charged to earnings over the average working life of employees according to the recommendations of qualified actuaries. Annual funding requirements are determined based on the projected unit credit cost method, which attributes a pro rata portion of the total projected benefit payable at normal retirement to each year of credited service. Final benefits are based on the employee's years of credited service and the higher of pensionable compensation received in the calendar year preceding retirement or the best average pensionable compensation received in any three consecutive years in the ten years preceding retirement.

  Mandatory employee contributions to the Terra Nova Plan ceased in 1988. There are no present plans to reintroduce such contributions. Employees may elect to make voluntary contributions to supplement their pension benefits when payable.

  Terra Nova provides pension and related benefits for the employees of its branch offices in Belgium and Canada. Benefit plans are in line with local market terms and conditions of employment and are generally costed to be within 10% of basic salaries of the participating employees. Neither of the plans is a defined benefit plan. The Company has adopted, for its Bermuda employees, a similar policy on pension and related benefits and has negotiated for a plan on the same cost basis.

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

  Corifrance provides two defined contribution plans for its managers and all other employees. The annual contribution rate for managers is 5.66% of pensionable salary and, for employees, is 1.43% of pensionable salary.

  The total cost of the Company's defined contribution plans for the year was $2,351,000.

  The following tables set out the funded status of all defined benefit plans and the amounts recognized in the accompanying consolidated balance sheets of the Company at December 31, 1998 and 1997:

                                              1998    1997    1996
                                             ------  ------  ------
                                             dollars in thousands
   Component of net periodic benefit costs:
     Service cost                            $2,692  $2,612  $1,664
     Interest cost                            2,973   3,153   1,975
     Expected return on plan assets          (4,787) (4,274) (2,442)
     Amortization of prior service cost         (94)   (100)    (90)
     Recognized net actuarial gain             (192)    --      --
                                             ------  ------  ------
     Net periodic benefit cost               $  592  $1,391  $1,108
                                             ======  ======  ======

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


                                                        1998        1997
                                                     ----------  ----------
                                                     dollars in thousands
   Change in benefit obligation
     Benefit obligation at beginning of year         $   40,386  $   35,964
     Service cost                                         2,692       2,709
     Interest cost                                        2,973       3,158
     Benefits paid                                         (587)       (558)
     Actuarial loss (gain)                                8,600        (887)
                                                     ----------  ----------
     Benefit obligation at end of year                   54,064      40,386
                                                     ----------  ----------
   Change in plan assets
     Fair value of plan assets at beginning of year      50,161      43,048
     Actual return on plan assets                         7,490       6,031
     Employer contribution                                1,993       1,640
     Benefits paid                                         (587)       (558)
                                                     ----------  ----------
     Fair value of plan assets at end of year            59,057      50,161
                                                     ----------  ----------
   Funded Status                                          4,991       9,775
     Unrecognized net actuarial gain                        --       (4,481)
     Unrecognized prior service cost                        --         (564)
                                                     ----------  ----------
     Prepaid benefit cost                            $    4,991  $    4,730
                                                     ==========  ==========
   Weighted-average assumptions as of December 31
     Discount rate                                          5.5%        7.5%
     Expected return on plan assets                         8.0%       10.0%
     Rate of compensation increase                          4.5%        5.0%

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

8. Earnings Per Share

  The following EPS have been calculated using SFAS No.128 "Earnings per Share":

                                    1998            1997            1996
                               --------------- --------------- ---------------
                                dollars in thousands except per share amounts
   Net income                  $        72,399 $        73,410 $        63,906
   Add: Minority interest                  --              --              985
   Less: Preference share
    dividends                              --              --           (1,088)
                               --------------- --------------- ---------------
   Income available to common
    shareholders                        72,399          73,410          63,803
                               --------------- --------------- ---------------
   Weighted average number of
    shares outstanding:
     Common shares                  25,449,091      25,586,648      22,677,879
     Basic EPS                 $          2.84 $          2.87 $          2.81
                               =============== =============== ===============
   Net income                  $        72,399 $        73,410 $        63,906
   Add: Minority interest                  --              --              985
   Less: Preference share
    dividends                              --              --             (499)
                               --------------- --------------- ---------------
   Income available to common
    shareholders                        72,399          73,410          64,392
                               --------------- --------------- ---------------
   Weighted average number of
    shares outstanding:
     Common shares                  25,449,091      25,586,648      22,677,879
                               --------------- --------------- ---------------
   Add: Incremental shares
    arising from:
     Preferred shares                      --              --          859,040
     Options                           654,445         406,643         407,607
                               --------------- --------------- ---------------
   Adjusted weighted average
    number of shares
    outstanding                     26,103,536      25,993,291      23,944,526
                               =============== =============== ===============
   Diluted EPS                 $          2.77 $          2.82 $          2.69
                               =============== =============== ===============

9. Share Capital

  The "A" ordinary shares and "B" ordinary shares rank pari passu in right to receive dividends.

  Each "B" ordinary share at the Company is convertible, at the choice of the holder into an "A" ordinary share without payment or adjustment for accrued dividends.

  During 1998, the Company issued 82,382 ordinary shares to satisfy options exercised under the Company's stock option plan (see Note 10). Also during the year, the Company repurchased 132,200 shares at a total cost of $3,395,670, excluding commissions. As at December 31, 1998, the Company had purchased a total of 632,800 shares at a total cost of $13,395,670, leaving a further $6,604,330 available for future repurchases under the Board of Directors' authorization, dated May 5, 1997. The shares are to be held in trust for the satisfaction of employees' and directors' long-term compensation plans and any other corporate purposes.

10. Share Options and Awards

  At December 31, 1998, the Company had various stock-based compensation plans which are described below. The Company applies APB Opinion No.25 and related interpretations in accounting for its plans. Compensation expense of $1,348,000 has been charged against income for 1998 (1997: $3,244,000).

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The net income and earnings per share would have been reduced to the pro forma amounts indicated below had compensation expense been determined using the fair value methodology of SFAS No.123:

                                   1998            1997            1996
                              --------------- --------------- ---------------
                               dollars in thousands except per share amounts
   Net income:
     As reported              $        72,399 $        73,410 $        63,803
                              =============== =============== ===============
     Proforma                 $        70,417 $        73,352 $        63,567
                              =============== =============== ===============
   Basic earnings per share:
     As reported              $          2.84 $          2.87 $          2.81
                              =============== =============== ===============
     Proforma                 $          2.77 $          2.87 $          2.80
                              =============== =============== ===============

  The assumptions made in calculating the pro forma amounts above were: risk free rate of return, 5.05%; volatility, 0.37; dividend yield, 0.47%; and expected life, 4 years.

  On January 9, 1995, the Company adopted an Executive Share Option Plan (the "Stock Option Plan"). Amendments to the Stock Option Plan were adopted by the Company on May 4, 1998. The Stock Option Plan provides for the grant to eligible employees of options to buy Class A ordinary shares of the Company (the "Option Shares"). The aggregate number of Option Shares issued and Option Shares for which an option may be granted is limited to 15% of the aggregate number of common shares of the Company outstanding. The options are only exercisable on certain specified events occurring and will expire no later than 10 years after the date granted. The Stock Option Plan is administered by the Board of Directors of the Company, which decides which employees are granted options.

  A summary of the Company's Stock Option Plan at December 31, 1998, and changes during the year then ended is presented below:

                                                  Weighted-
                                                   average
          Fixed options               Shares    exercise price
          -------------              ---------  --------------
   Outstanding at January 1, 1996      660,909      $ 6.26
   Granted                             182,893       13.64
   Exercised                           (27,258)       5.80
   Forfeited                               --          --
                                     ---------      ------
   Outstanding at January 1, 1997      816,544        7.93
   Granted                           1,059,150       24.02
   Exercised                           (61,986)       6.19
   Forfeited                           (21,098)      10.31
                                     ---------      ------
   Outstanding at January 1, 1998    1,792,610       17.47
   Granted                             188,900       25.75
   Exercised                           (82,382)       7.72
   Forfeited                           (22,824)      13.72
                                     ---------      ------
   Outstanding at December 31, 1998  1,876,304      $18.78
                                     =========      ======

  At December 31, 1998, the outstanding Option Shares under the Stock Option Plan had exercise prices between $5.80 and $25.75 and a weighted-average remaining contractual life of 6.8 years.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Options outstanding and options exercisable at December 31, 1998, are summarized as follows:

                              Options outstanding                 Options exercisable
                  -------------------------------------------- --------------------------
     Range of                     Weighted         Weighted                   Weighted
      exercise      Number    average remaining    average       Number       average
      prices      outstanding contractual life  exercise price exercisable exercise price
     ---------    ----------- ----------------- -------------- ----------- --------------
   $ 5.01--10.00     493,021        5.97            $6.37        462,394       $6.41
    10.01--15.00     108,133        4.93            12.80         65,351       12.80
    15.01--20.00     265,950        6.46            18.94         80,770       18.83
    20.01--25.00      55,000        7.03            23.19         11,000       23.19
    25.01--30.00     954,200        7.50            25.56        290,000       25.52
                   ---------                                     -------
                   1,876,304                                     909,515
                   =========                                     =======
   Options exercisable at December 31, 1997                      581,986
   Options exercisable at December 31, 1996                      391,198

  The Company established the Octavian Stock Option Plan in 1996. It provides for the grant of options to certain individual members of management of Octavian based on profit commissions receivable by Octavian for the 1996 to 2000 years of account. Under the Octavian Stock Option Plan, such members of management will receive annual option grants to purchase a number of shares equal in the aggregate to: (i) 90% of the profit commission received by Octavian from the Octavian syndicates (less related underwriters' and management bonuses and corporate taxes) for each year of account (the "Profit Commission Component"): divided by (ii) the fully diluted net asset value (as defined in the Octavian Stock Option Plan) per ordinary share of the Company as at the end of the applicable year of account. The aggregate Profit Commission Component for the 1996 to 2000 years of account is subject to a maximum of (Pounds)10 million ($16 million) and no further options shall be issued once such maximum has been reached. The options are to be issued on receiving the profit commissions on closure of each year of account under applicable Lloyd's regulations, which currently are 1999 to 2003 for each of the years 1996 to 2000, respectively. The options have a nominal exercise price and become exercisable from the January next succeeding the date of grant, beginning January 1, 2000, except that all options issued after January 1, 2002 become immediately exercisable.

  A summary of the Octavian Stock Option Plan at December 31, 1998, and changes during the two years then ended is shown below:

                                                                 Weighted-
                                                                  average
       Performance-based options                       Shares  exercise price
       -------------------------                       ------- --------------
   Outstanding at January 1, 1996                          --      $ --
   Reserved for grant                                   29,849      0.00
   Exercised                                               --        --
   Forfeited                                               --        --
                                                       -------     -----
   Outstanding at January 1, 1997                       29,849      0.00
   Reserved for grant                                   66,648      0.00
   Exercised                                               --        --
   Forfeited                                               --        --
                                                       -------     -----
   Outstanding at January 1, 1998                       96,497      0.00
   Reserved for grant                                  117,661      0.00
   Exercised                                               --        --
   Forfeited                                               --        --
                                                       -------     -----
   Outstanding at December 31, 1998                    214,158     $0.00
                                                       =======     =====
   Options exercisable at December 31, 1998, 1997 and
    1996                                                   Nil

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  At December 31, 1998, the 214,158 options outstanding under the Octavian Stock Option Plan all had exercise prices of $nil and a weighted-average remaining contractual life of 7.54 years.

  The weighted average fair value per share of options granted in the Company's stock-based compensation plans at December 31, 1998, was $14.25.

11. Reinsurance

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

  The current reinsurance protections mainly consist of non-proportional excess of loss reinsurance with the balance being proportional and facultative reinsurance. Specific excess of loss reinsurance is purchased for marine and aviation and non-marine business. Availability of reinsurance at reasonable cost and under favorable terms is one of the key determinants in the decision about which categories of business to emphasize at any given time.

  A credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance arrangements. As is customary in the London Market, collateral is not generally obtained from reinsurers. Reinsurance contracts do not relieve the ceding company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses; so allowances are established for amounts thought uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from its exposure to individual reinsurers.

  The Company cedes reinsurance to and assumes reinsurance from Lloyd's syndicates. At December 31, 1998, the aggregate exposure in respect of reinsurance ceded to Lloyd's syndicates in respect of continuing operations, including estimated reinsurance recoveries for losses incurred but not reported, was approximately $77,877,000. The majority was ceded into Equitas with effect from September 4, 1996. No specific bad debt provision has been established for amounts due from Lloyd's syndicates.

  (a) Net written premiums are comprised of the following:

                          Year Ended December 31,
                         ----------------------------
                           1998      1997      1996
                         --------  --------  --------
                            dollars in thousands
   Direct business       $407,841  $269,577  $119,601
   Reinsurance assumed    351,547   280,666   241,409
   Reinsurance ceded     (113,191)  (66,698)  (49,844)
                         --------  --------  --------
   Net written premiums  $646,197  $483,545  $311,166
                         ========  ========  ========

  (b) Net earned premiums are comprised of the following:

                         Year Ended December 31,
                        ----------------------------
                          1998      1997      1996
                        --------  --------  --------
                           dollars in thousands
   Direct business      $318,213  $209,414  $100,309
   Reinsurance assumed   317,499   260,603   227,574
   Reinsurance ceded     (88,804)  (50,948)  (49,127)
                        --------  --------  --------
   Net earned premiums  $546,908  $419,069  $278,756
                        ========  ========  ========

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  (c) Losses and loss adjustment expenses, net, are comprised of the following:

                                                Year Ended December 31,
                                               ----------------------------
                                                 1998      1997      1996
                                               --------  --------  --------
                                                  dollars in thousands
   Losses and loss adjustment expenses, gross  $448,066  $329,463  $213,872
   Reinsurance ceded                            (88,499)  (46,983)  (35,598)
                                               --------  --------  --------
   Losses and loss adjustment expenses, net    $359,567  $282,480  $178,274
                                               ========  ========  ========

12. Liability for Unpaid Losses and Loss Adjustment Expenses

  Management believes that its reserves for losses and loss adjustment expenses are adequate. Significant delays occur in notifying certain claims and a large measure of experience and judgment is involved in assessing outstanding liabilities, the ultimate cost of which cannot be known with certainty at the balance sheet date. The reserve for unpaid losses and loss adjustment expenses is determined on the basis of information currently available. However, it is inherent in the nature of the business written that the ultimate liabilities may vary as a result of subsequent development.

  Movement in unpaid losses and loss adjustment expenses for the years ended December 31, 1998, 1997 and 1996, is summarized in the table below. Incurred claims relating to prior years are offset by decreases to prior year net written and net earned premiums less related acquisition costs of $9,757,000, $4,800,000 and $3,550,000 for 1998, 1997 and 1996, respectively. When these revisions to prior written and earned premiums are considered, the Company experienced net prior year improvements of $15,207,000 in 1998, $5,596,000 in 1997 and deterioration of $950,000 in 1996.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                          1998        1997            1996
                                       ----------  ----------      ----------
                                             dollars in thousands
Reserves for unpaid losses and loss
 adjustment expenses, at beginning of
 year                                  $1,157,724  $1,078,108      $1,168,652
  Less reinsurance recoverables on
   unpaid losses                         (246,728)   (254,129)       (354,417)
                                       ----------  ----------      ----------
Net balance at beginning of year          910,996     823,979         814,235
                                       ----------  ----------      ----------
Net incurred losses and loss
 adjustment expenses related to:
  Current year                            384,531     292,876         180,874
  Prior years                             (24,964)    (10,396)         (2,600)
                                       ----------  ----------      ----------
Total net incurred losses and loss
 adjustment expenses                      359,567     282,480         178,274
                                       ----------  ----------      ----------
Net paid losses and loss adjustment
 expenses related to:
  Current year                           (138,918)    (69,685)        (50,303)
  Prior years                            (187,559)   (145,702)       (123,438)
                                       ----------  ----------      ----------
Total net paid losses and loss
 adjustment expenses                     (326,477)   (215,387)       (173,741)
Foreign exchange adjustment                (5,169)    (10,967)          5,211
                                       ----------  ----------      ----------
Net balance at end of year                938,917     880,105         823,979
  Net reserves from reinsurance to
   close of 1996 year                      43,988         -- (/1/)        --
  Net reserves from Corifrance
   Acquisition                                --       30,891             --
                                       ----------  ----------      ----------
Net reserves at end of year               982,905     910,996         823,979
Plus Reinsurance recoverables:
  The Company                             226,098     236,847         254,129
  Reinsurance recoverables related to
   net reserves from Corifrance
   acquisition                                --        9,881             --
                                       ----------  ----------      ----------
Reinsurance recoverable by the
 Company                                  226,098     246,728         254,129
                                       ----------  ----------      ----------
Reserves for unpaid losses and loss
 adjustment expenses, at end of year   $1,209,003  $1,157,724      $1,078,108
                                       ==========  ==========      ==========

(/1/) The net reserves from the reinsurance to close of the 1995 year, of $17,910,000, have been included in net incurred losses and loss adjustment expenses for the year ended December 31, 1997. The premiums of $17,910,000 in respect of these losses were included in gross written and net earned premiums in 1997.

  Management has considered environmental and latent injury claims and claims expenses in establishing the Company's reserve for unpaid losses and loss adjustment expenses. The Company continues to be advised of claims asserting injuries from hazardous materials and alleged damages to cover various clean-up costs affecting policies written in prior years. Coverage and claim settlement issues, such as determining that coverage exists and defining an occurrence, may cause the actual loss development to show more variation than the rest of the Company's book of business. Traditional reserving techniques cannot be used to estimate asbestos-related and environmental pollution claims and so the uncertainty about the ultimate cost of these types of claims is greater than the uncertainty relating to standard lines of business. The Company believes it has made reasonable provisions for claims, although the ultimate liability may be more or less than held reserves. The Company believes that future losses associated with these claims will not have a material adverse effect on its financial position. Still, there is no assurance that such losses will not materially affect the Company's results of operations for any period. Management is not able to estimate the additional loss, or range of loss, that is reasonably possible.

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

   Asbestos-Related Losses and Loss Adjustment Expenses Incurred and Reserves
                                  Outstanding
                              (net of reinsurance)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                     dollars in thousands
   Reserves for unpaid losses and loss
    adjustment expenses, at beginning of year     $ 58,755  $ 58,400  $ 47,900
   Incurred losses and loss adjustment expenses     17,721     2,808        97
   Paid losses and loss adjustment expenses         (1,138)   (2,453)   (1,700)
                                                  --------  --------  --------
   Reserves for unpaid losses and loss
    adjustment expenses, at end of year prior to
    reclassification                                75,338    58,755    46,297
   Reclassification of reserves previously
    identified as non-Asbestos-Related losses          --        --     12,103
                                                  --------  --------  --------
   Reserves for unpaid losses and loss
    adjustment expenses, at end of year           $ 75,338  $ 58,755  $ 58,400
                                                  ========  ========  ========

    Environmental Pollution Losses and Loss Adjustment Expenses Incurred and
                              Reserves Outstanding
                              (net of reinsurance)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                     dollars in thousands
   Reserves for unpaid losses and loss adjust-
    ment expenses, at
    beginning of year                             $ 30,342  $ 33,900  $ 38,400
   Incurred losses and loss adjustment expenses     (8,505)   (2,032)   (1,500)
   Paid losses and loss adjustment expenses         (1,285)   (1,526)   (3,000)
                                                  --------  --------  --------
   Reserves for unpaid losses and loss adjust-
    ment expenses, at end of year                 $ 20,552  $ 30,342  $ 33,900
                                                  ========  ========  ========

  The reinsurance recoverables netted against the asbestos-related and environmental pollution loss reserves for each of the years 1998, 1997 and 1996, are as follows:

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                     dollars in thousands
   Gross reserves                                 $129,166  $111,805  $111,900
   Reinsurance recoverables                        (33,276)  (22,708)  (19,600)
                                                  --------  --------  --------
   Net reserves                                   $ 95,890  $ 89,097  $ 92,300
                                                  ========  ========  ========

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

13. Allowance for Doubtful Accounts

  Insurance balances receivable and reinsurance recoverable on paid and unpaid losses are stated after deduction of an allowance for doubtful accounts at December 31, 1998 and 1997, of $38,823,000 and $28,904,000, respectively.
Doubtful accounts against which provisions of $455,000 had previously been made were written back during 1998. The charge to doubtful accounts was $9,464,000 for the year ended December 31, 1998, and $1,238,000 for the year ended December 31, 1997. A release for doubtful accounts of $1,142,000 was made for the year ended December 31, 1996. The charge in 1998 included $5,558,000 in respect of a provision which had previously been included in unpaid losses and was transferred to the bad debt provision during 1998 due to additional information received by the Company in the year.

14. Commitments and Contingent Liabilities

  (a) The Company is involved regularly, directly or indirectly, in litigation in the ordinary course of conducting insurance and reinsurance business. In some cases, plaintiffs seek to establish coverage for liability under environmental protection laws. While the nature and extent of insurance and reinsurance coverage for environmental liability has widened since 1980, there has been no final judgment which would result in the wholesale transfer of environmental liability from insureds to insurers and reinsurers. In management's opinion, none of these cases, individually or collectively, is likely to result in judgments for amounts which, net of loss and loss adjustment expense liabilities previously established and reinsurance recoverables which management believes are probable of realization, would have a material effect on the financial position of the Company. However, there is no assurance that such losses will not materially affect the Company's results of operations for any period.

  (b) Guarantees have been given by Terra Nova in favor of The Prudential Insurance Company Limited and the Royal Bank of Scotland (Industrial Leasing) Limited for leases granted to Market Building Limited in connection with the development of the London Underwriting Centre ("LUC"). The fire that occurred in August 1991, during fitting out of the new LUC resulted in a shortfall of annual rental income and the possibility of further shortfalls in the future. Each year, the Company charges its share of the expense necessary to maintain the LUC as a trading center.

  (c) The Company entered into various lease agreements for office space. Certain leases have options permitting renewals for additional periods. As well as minimum fixed rentals, certain leases contain escalation clauses related to the cost of living in future years. The future minimum aggregate rental commitments for office space at December 31, 1998, under non-cancelable operating leases are as follows:

                            dollars in
                            thousands
      1999                   $ 3,926
      2000                     3,434
      2001                     1,922
      2002                       996
      2003                       845
      2004 and later years     2,455
                             -------
                             $13,578
                             =======

  Rental expense on property leases of $4,246,000, $4,102,000 and $3,802,000 was incurred for the periods to December 31, 1998, 1997 and 1996, respectively.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

15. Extraordinary Charge Arising on Extinguishment of Debt

  An extraordinary charge of $11.6 million arose during the second quarter as a result of UK Holdings extinguishing all of its $100 million 10.75% Senior Notes due 2005 (the "Senior Notes"). The charge was net of a $5.2 million income tax benefit.

  The Senior Notes were extinguished as follows:

  (a) On April 1, 1998, UK Holdings repurchased $4.5 million of the Senior Notes for consideration of $5.2 million, including accrued interest.

  (b) On May 18, 1998, UK Holdings completed a cash tender for the remaining $95.5 million of the Senior Notes for consideration of $111.9 million, including accrued interest.

  The extraordinary charge has been recognized in the period of extinguishment under SFAS No.125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

16. Long-Term Debt

  On May 18, 1998, UK Holdings completed an issue of $100 million 7.0% Senior Notes due 2008, guaranteed fully and unconditionally by Bermuda Holdings. The net proceeds were used to finance the tender for $95.5 million 10.75% Senior Notes due 2005, as described in Note 15.

  The Company's total outstanding consolidated indebtedness at December 31, 1998, was made up of $175 million of the Senior Notes including the $75 million 7.2% Senior Notes due 2007, issued in 1997. The estimated fair value of these Senior Notes at December 31, 1998, was $180.8 million, comprising $102.8 million of 7.0% Senior Notes due 2008 and $78.0 million of 7.2% Senior Notes due 2007.

  The 7.2% Senior Notes due 2007 and 7.0% Senior Notes due 2008 may be redeemed at any time at the option of UK Holdings at a redemption price equal to the sum of: (i) the principal amount of the Senior Notes being redeemed plus accrued interest to the redemption date; and (ii) the make-whole amount, if any.

  The indenture governing the Senior Notes contains various covenants. Under certain circumstances, these covenants limit among other things, mergers and asset sales, indebtedness, dividends on and redemption of capital stock, the use of proceeds from asset dispositions, liens, sales of capital stock of Bermuda Holdings' principal insurance subsidiaries, encumbrances on the payment of dividends and other payments by subsidiaries, transactions with affiliates, issuance of preferred stock by subsidiaries, issuance of guarantees, investments and certain business activities. The indenture also contains customary events of default, including payment defaults, covenant defaults, defaults in respect of other indebtedness, certain judgments and bankruptcy.

17. Aviation Business in Run-off

  In 1992, Terra Nova's directors decided to cease writing aviation business ("Aviation"). Since the acquisition of Terra Nova by the Company in 1994, any charges or credits resulting from changes in estimates are recorded in continuing operations of the Company.

  Included within other liabilities in the Company's balance sheet is $23,197,000 (1997:$28,235,000) relating to net liabilities of Aviation business in run-off.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

18. Ownership and Related Party Transactions

  Fees of $838,750, $487,500 and $3,216,004 were paid to a related party, who is a significant shareholder, in 1998, 1997 and 1996, respectively. The fees related to the issue of the Senior Notes and the capitalization of the Company.

19. Segment Information

  The Company's operations are conducted through four segments: Marine & Aviation, Non-Marine, Agency and the Corporate operations. The Marine & Aviation and Non-Marine segments earn income from insurance and reinsurance business written worldwide. The Agency segment comprises the operations of Octavian (see Note 1). The Corporate segment holds the assets, principally investments not allocable to the insurance underwriting and agency operations.

  The Company's reportable segments are strategic business units that offer different products and services, other than the Corporate segment, which runs the Company's non-insurance related activities.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes and extraordinary items. Inter-segment transactions are eliminated from segmental reporting, such that the segmental accounts are consistent with the Company's consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  The following table is a summary of the operations and assets of the four segments for the years ended December 31, 1998, 1997 and 1996:

                                              1998
                        -------------------------------------------------
                        Marine &   Non-
                        Aviation  Marine   Agency  Corporate Consolidated
                        -------- --------- ------- --------- ------------
                                     (dollars in thousands)
Revenues from external
 customers              $127,532 $ 419,376 $17,057  $   --    $ 563,965
Investment income and
 realized gains           15,681    53,014     --    41,944     110,639
                        -------- --------- -------  -------   ---------
Total revenues           143,213   472,390  17,057   41,944     674,604
                        -------- --------- -------  -------   ---------
Interest expense             --        --      --    13,697      13,697
                        -------- --------- -------  -------   ---------
Segment profit            13,764    61,570   3,297   22,630     101,261
                        -------- --------- -------  -------   ---------
Segment assets           565,460 1,190,720  17,570  705,622   2,479,372
                        -------- --------- -------  -------   ---------

                                              1997
                        -------------------------------------------------
                        Marine &   Non-
                        Aviation  Marine   Agency  Corporate Consolidated
                        -------- --------- ------- --------- ------------
                                     (dollars in thousands)
Revenues from external
 customers              $130,017 $ 289,052 $15,571  $   --    $ 434,640
Investment income and
 realized gains           16,930    42,140     --    40,125      99,195
                        -------- --------- -------  -------   ---------
Total revenues           146,947   331,192  15,571   40,125     533,835
                        -------- --------- -------  -------   ---------
Interest expense             --        --      --    12,710      12,710
                        -------- --------- -------  -------   ---------
Segment profit            19,827    46,698   2,441   22,083      91,049
                        -------- --------- -------  -------   ---------
Segment assets           523,972   986,780  12,567  696,815   2,220,134
                        -------- --------- -------  -------   ---------

                                              1996
                        -------------------------------------------------
                        Marine &   Non-
                        Aviation  Marine   Agency  Corporate Consolidated
                        -------- --------- ------- --------- ------------
                                     (dollars in thousands)
Revenues from external
 customers              $ 90,087 $ 188,669 $ 8,998  $   --    $ 287,754
Investment income and
 realized gains           15,471    36,677     --    38,157      90,305
                        -------- --------- -------  -------   ---------
Total revenues           105,558   225,346   8,998   38,157     378,059
                        -------- --------- -------  -------   ---------
Interest expense             --        --      --    10,750      10,750
                        -------- --------- -------  -------   ---------
Segment profit            20,582    39,479     461   22,146      82,668
                        -------- --------- -------  -------   ---------
Segment assets           558,475   788,916   6,183  513,773   1,867,347
                        -------- --------- -------  -------   ---------

  Total revenues, segment profit and segment assets agree with total revenues, income before income taxes and extraordinary items and total assets, respectively, in the consolidated financial statements.

  Substantially all the revenues are drawn from business within the London Market. Additional operations are conducted in Belgium, Bermuda, Canada and France. No further geographic information is provided since it is impracticable to do so.

  The Company does not rely on any one major customer for ten percent or more of its revenues.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

20. Statutory Financial Data

  (a) Terra Nova files an annual audited return with the Financial Services Authority (the "FSA"), as previously with H.M. Treasury (the "Treasury"), in the U.K. The regulations require U.K. insurance companies to comply with prescribed minimum solvency margins. Terra Nova's unaudited required minimum solvency margin and unaudited solvency margin at December 31, 1998, were $24,479,000 and $239,053,000, respectively. Terra Nova's unaudited and estimated Treasury Return policyholders' surplus and unaudited net income for the year ended December 31, 1998, and the audited Treasury Return policyholders' surplus and net income as reported in the annual returns to the Treasury for the years ended December 31, 1997 and 1996, are as follows:

                                   1998       1997     1996
                                ----------- -------- --------
                                (Unaudited)
   Policyholders' surplus        $239,053   $233,936 $234,400
   Net income before dividends     44,915     49,855   23,615

  Terra Nova's ability to pay dividends is limited by a Notice of Requirements issued by a predecessor of the FSA which requires Terra Nova to give 14 days' advance notice to the FSA of its intention to declare and pay a dividend. In addition, Terra Nova must comply with the Companies Act 1985 which provides that dividends may only be paid out of distributable profits.

  (b) Terra Nova (Bermuda)'s ability to pay dividends is subject to certain regulatory restrictions. Under the Insurance Act of 1978, amendments to it and related regulations of Bermuda (the "Act"), Terra Nova (Bermuda) is required to file in Bermuda statutory financial statements and a statutory financial return. The Act also requires Terra Nova (Bermuda) to maintain certain measures of solvency and liquidity during the year.

  Terra Nova (Bermuda)'s statutory capital and surplus and minimum required statutory capital and surplus at December 31, 1998, 1997 and 1996, respectively, were:

                                              1998       1997     1996
                                           ----------- -------- --------
                                           (Unaudited)
   Statutory capital and surplus            $324,580   $260,612 $219,374
   Minimum required statutory capital and
    surplus                                  100,000    100,000  100,000

  Bermuda Holdings' and UK Holdings' ability to meet their expenses and debt services requirements is dependent upon the ability of Terra Nova and Terra Nova (Bermuda) to pay dividends as described above.

21. Summarized Financial Information for UK Holdings

  UK Holdings was incorporated in the United Kingdom on November 7, 1994, to acquire Terra Nova. UK Holdings is the issuer of Senior Notes as described in
Note 16. Bermuda Holdings is the guarantor of such notes. The Guarantee is full and unconditional.

  Summarized consolidated balance sheet information as at December 31, 1998, and 1997, and summarized consolidated statements of operations information for the years December 31, 1998, 1997 and 1996, about UK Holdings is set out below.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


                                                    December 31,
                                                ---------------------
                                                   1998       1997
                                                ---------- ----------
                                                dollars in thousands
   Investments and cash                         $  900,442 $  960,191
   Reinsurance recoverable on unpaid losses        459,497    407,560
   Accrued premium income                          236,885    170,006
   Other assets                                    364,172    288,077
                                                ---------- ----------
     Total assets                               $1,960,996 $1,825,834
                                                ========== ==========
   Unpaid losses and loss adjustment expenses   $1,093,082 $1,077,327
   Unearned premiums                               375,574    254,833
   Long-term debt                                  175,000    175,000
   Other liabilities                               108,250    141,956
                                                ---------- ----------
     Total liabilities                           1,751,906  1,649,116
                                                ========== ==========
     Total shareholders' equity                    209,090    176,718
                                                ========== ==========
     Total liabilities, minority interests and
      shareholders' equity                      $1,960,996 $1,825,834
                                                ========== ==========

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
                                                    dollars in thousands
   Net earned premiums                           $453,406  $357,939  $243,812
   Net investment income                           56,858    55,698    52,102
   Realized investment gains                       15,544    15,306    12,217
   Foreign exchange (losses) gains                   (483)   (1,240)      213
   Agency income                                   17,057    15,571     8,998
                                                 --------  --------  --------
   Total revenues                                 542,382   443,274   317,342
                                                 --------  --------  --------
   Underwriting costs and expenses                489,646   384,530   264,627
                                                 --------  --------  --------
   Income from operations before income tax,
    minority interests and extraordinary charge    52,736    58,744    52,715
                                                 --------  --------  --------
   Net income                                    $ 23,878  $ 41,105  $ 34,430
                                                 ========  ========  ========

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

22. Unaudited Selected Quarterly Financial Data


                                                    1998
                             ---------------------------------------------------
                             Three months Three months Three months Three months
                                ended        ended        ended        ended
                               March 31     June 30    September 30 December 31
                             ------------ ------------ ------------ ------------
                                  dollars in thousands except share amounts
   Revenues                    $171,917     $148,986     $158,579     $195,122
                               ========     ========     ========     ========
   Extraordinary charge
    after income tax                --      $ 11,641          --           --
                               ========     ========     ========     ========
   Net income                  $ 24,423     $  8,959     $ 19,771     $ 19,246
                               ========     ========     ========     ========
   Basic earnings per share    $   0.96     $   0.35     $   0.78     $   0.75
                               ========     ========     ========     ========
   Diluted earnings per
    share                      $   0.94     $   0.34     $   0.75     $   0.74
                               ========     ========     ========     ========
                                                    1997
                             ---------------------------------------------------
                             Three months Three months Three months Three months
                                ended        ended        ended        ended
                               March 31     June 30    September 30 December 31
                             ------------ ------------ ------------ ------------
                                  dollars in thousands except share amounts
   Revenues                    $108,335     $122,524     $130,409     $173,108
                               ========     ========     ========     ========
   Net income                  $ 18,144     $ 16,504     $ 19,009     $ 19,753
                               ========     ========     ========     ========
   Basic earnings per share    $   0.70     $   0.64     $   0.75     $   0.78
                               ========     ========     ========     ========
   Diluted earnings per
    share                      $   0.69     $   0.63     $   0.74     $   0.76
                               ========     ========     ========     ========

  The Company's net income per share amounts are based on the weighted average number of shares outstanding during the periods (see Note 8). The quarterly 1997 per share data shown above do not agree to those previously reported on Form 10-Q due to adoption of SFAS No.128 "Earnings per Share" in the fourth quarter of 1997.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this Item is included in the 1998 Proxy Statement dated March 30, 1999, and such information is incorporated here by reference.

ITEM 11--EXECUTIVE COMPENSATION

  Information required by this Item is included in the 1998 Proxy Statement dated March 30, 1999, and such information is incorporated here by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this Item is included in the 1998 Proxy Statement dated March 30, 1999, and such information is incorporated here by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this Item is included in the 1998 Proxy Statement dated March 30, 1999, and such information is incorporated here by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

  (a) Index to Financial Statements. The financial statements filed as part of this report are listed in the Index to Financial Statements on page 38.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                  Page
                                                                  ----
                --Condensed Financial Information of Registrant
 Schedule II(a) (Parent Company)                                   72
                --Condensed Balance Sheets

                --Condensed Financial Information of Registrant
 Schedule II(b) (Parent Company)                                   73
                --Condensed Statements of Operations

                --Condensed Financial Information of Registrant
 Schedule II(c) (Parent Company)                                   74
                --Condensed Statements of Cash Flows

 Schedule III   --Supplementary Insurance Information              75

 Schedule IV    --Reinsurance                                      76

                --Supplementary Information Concerning
 Schedule VI    Property/Casualty Insurance Operations             77

   Schedules I and V have been omitted because the required
 information is included in the consolidated financial
 statements or notes.
   (b) Reports on Form 8-K.
   No reports on Form 8-K have been filed during the last
       quarter of 1998.
   (c) Exhibits.                                                   78
   The Index to Exhibits and the Exhibits filed as part of this report.

                                                     SUPPLEMENTAL SCHEDULE II(a)

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES

                    PARENT COMPANY FINANCIAL INFORMATION(1)

                            CONDENSED BALANCE SHEETS
                             (dollars in thousands)

                                                            December 31,
                                                          ------------------
                                                            1998      1997
                                                          --------  --------
                         ASSETS
                         ------
Investments in subsidiaries                               $542,948  $446,838
Fixed interest securities                                   22,039    28,703
Cash                                                         1,480     2,146
                                                          --------  --------
    Total investments and cash                             566,467   477,687
Other assets                                                 5,812     5,619
                                                          --------  --------
    Total assets                                          $572,279  $483,306
                                                          ========  ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Other liabilities                                         $  1,417  $  1,418
                                                          --------  --------
    Total liabilities                                        1,417     1,418
                                                          --------  --------
Shareholders' equity:
  Common shares                                            150,620   150,142
  Stock held in Trust                                      (12,900)   (9,500)
  Deferred equity compensation                               4,623     3,275
  Additional capital                                       111,727   111,568
  Unrealized appreciation in investments of subsidiaries,
   net of income tax                                        80,342    56,430
  Retained earnings                                        236,450   169,973
                                                          --------  --------
    Total shareholders' equity                             570,862   481,888
                                                          --------  --------
    Total liabilities and shareholders' equity            $572,279  $483,306
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

                                                     SUPPLEMENTAL SCHEDULE II(b)

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES

                    PARENT COMPANY FINANCIAL INFORMATION(1)

                       CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                         Year Ended
                                                        December 31,
                                                   -------------------------
                                                    1998     1997     1996
                                                   -------  -------  -------
Revenues:
  Net investment income                            $ 3,618  $ 1,953  $ 2,205
  Realized gains (losses) on sales of investments      246      (25)     (39)
  Foreign exchange (losses) gains                       (1)       5      --
  Dividend income                                      --    44,400      --
                                                   -------  -------  -------
    Total revenues                                   3,863   46,333    2,166
                                                   -------  -------  -------
Expenses:
  Deferred debt expenses                               664      664      664
  Salaries                                           1,436    1,864    1,592
  Legal and professional expenses                      842      639      463
  Other expenses                                     1,007    1,065    1,677
                                                   -------  -------  -------
    Total expenses                                   3,949    4,232    4,396
                                                   -------  -------  -------
(Loss) income from operations before equity in
 net income of consolidated subsidiaries               (86)  42,101   (2,230)
Equity in net income of consolidated subsidiaries   72,485   31,309   66,136
                                                   -------  -------  -------
Net income                                         $72,399  $73,410  $63,906
                                                   =======  =======  =======

--------
(1) The parent company condensed financial information should be read in conjunction with the consolidated financial statements and notes

                                                     SUPPLEMENTAL SCHEDULE II(c)

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES

                    PARENT COMPANY FINANCIAL INFORMATION(1)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                Year Ended December 31,
                                              -----------------------------
                                                1998      1997      1996
                                              --------  --------  ---------
Cash flows from operating activities:
  Net loss                                    $    (86) $ (2,299) $  (2,230)
                                              --------  --------  ---------
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Realized capital (gains) losses                 (246)       25         39
  Stock option compensation expense                --        804        --
  Change in accrued investment income              201      (604)       --
  Change in other assets and liabilities, net      950      (289)    (3,478)
                                              --------  --------  ---------
    Net cash provided by (used in) operating
     activities                                    819    (2,363)    (5,669)
                                              --------  --------  ---------
Cash flows from investing activities:
  Proceeds of fixed maturities sold             19,291    46,181     80,196
  Purchase of fixed maturities                 (12,045)  (74,808)   (80,235)
                                              --------  --------  ---------
    Net cash provided by (used in) investing
     activities                                  7,246   (28,627)       (39)
                                              --------  --------  ---------
Cash flows from financing activities:
  Investment in subsidiary company                 --        --    (101,001)
  Net proceeds from initial public offering        --        --     113,953
  Redemption of preference shares                  --        --     (16,035)
  Proceeds from shares issued                      637       384        158
  Stock repurchases                             (3,400)  (10,020)       --
  Ordinary dividends received from subsidiary
   company                                         --     44,400        --
  Preference dividends paid to stockholders        --        --        (499)
  Ordinary dividends paid to stockholders       (5,968)   (4,370)    (1,548)
                                              --------  --------  ---------
    Net cash (used in) provided by financing
     activities                                 (8,731)   30,394     (4,972)
                                              --------  --------  ---------
Change in cash and cash equivalents               (666)     (596)   (10,680)
Cash and cash equivalents at beginning of
 year                                            2,146     2,742     13,422
                                              --------  --------  ---------
Cash and cash equivalents at end of year      $  1,480  $  2,146  $   2,742
                                              ========  ========  =========

--------
(1) The parent company condensed financial information should be read in conjunction with the consolidated financial statements and notes

                                                       SUPPLEMENTAL SCHEDULE III

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
                             (dollars in thousands)

                                   Losses                                   Benefits,    Amortization
                      Deferred    and loss                       Net      claims, losses of deferred    Other
                     acquisition adjustment Unearned Premium  investment  and settlement acquisition  operating Premiums
      Segment           costs     expenses  premiums revenue    income       expenses       costs     expenses  Written
      -------        ----------- ---------- -------- -------- ----------  -------------- ------------ --------- --------
Year ended December
31, 1998
  Non-marine           $75,388    $818,916  $279,991 $419,376 $53,014(a)     $288,386      $107,867    $14,567  $507,947
  Marine                32,219     390,087   121,011  127,532  15,681(a)       71,181        52,513      5,755   138,250
Year ended December
31, 1997
  Non-marine           $52,010    $747,551  $184,136 $289,052 $42,140(a)     $198,478       $77,497     $8,522  $331,391
  Marine                24,370     410,173    90,798  130,017  16,930(a)       84,002        37,930      5,184   152,154
Year ended December
31, 1996
  Non-marine           $27,347    $643,339  $109,227 $188,669 $36,677(a)     $127,883       $52,243     $5,720  $219,981
  Marine                17,932     434,769    63,893   90,087  15,471(a)       50,391        30,151      4,455    91,185

----
(a) Net investment income excludes investment income and realized gains of $41,944,000, $40,125,000 and $38,157,000 for 1998, 1997 and 1996,
    respectively, which is attributed to the Parent as disclosed in Note 19 to the Consolidated Financial Statements.

                                                        SUPPLEMENTAL SCHEDULE IV

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES

                                  REINSURANCE

                            As of December 31, 1998
                             (dollars in thousands)

                                                                     Percentage
                                       Ceded to   Assumed            of amount
                               Gross     other   from other   Net     assumed
      Written premiums         amount  companies companies   amount    to net
      ----------------        -------- --------- ---------- -------- ----------
Property-Casualty
Year Ended December 31, 1998  $407,841 $113,191   $351,547  $646,197   54.40%
Year Ended December 31, 1997   269,577   66,698    280,666   483,545   58.04%
Year Ended December 31, 1996   119,601   49,844    241,409   311,166   77.60%

                                                        SUPPLEMENTAL SCHEDULE VI

              TERRA NOVA (BERMUDA) HOLDINGS LTD., AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
               CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                             (dollars in thousands)

                                                                        Losses and
                                                                      Loss Adjustment
                                                                     Expenses Incurred
                              Reserve                                   Related to                      Paid
                             for Losses                              -----------------  Amortization Losses and
                  Deferred    and Loss                       Net       (1)      (2)     of Deferred     Loss
                 Acquisition Adjustment Unearned  Earned  Investment Current   Prior    Acquisition  Adjustment Written
    Segment         Costs     Expenses  Premiums Premiums   Income     Year    Years       Costs      Expenses  premiums
    -------      ----------- ---------- -------- -------- ---------- -------- --------  ------------ ---------- --------
Year Ended
December 31,
1998
  Continuing
  operations      $107,607   $1,209,003 $401,002 $546,908  $60,852   $380,592 $(21,025)   $160,380    $326,477  $646,197
  Aviation
  business in
  run-off              --        65,752      --       304      --         --    (1,284)        --        5,100       304
Year Ended
December 31,
1997
  Continuing
  operations        76,380    1,157,724  274,934  419,069   57,999    292,876  (10,396)    115,427     215,387   483,545
  Aviation
  business in
  run-off              --        75,846      --     1,577      --         --        (6)        --       14,500     1,577
Year Ended
December 31,
1996
  Continuing
  operations        45,279    1,078,108  173,120  278,756   52,053    180,874   (2,600)     82,394     173,741   311,166
  Aviation
  business in
  run-off              --       139,667      --     1,624      --         --       997         --       32,000     1,624

ITEM 14--EXHIBITS

  (c) Exhibits

 Exhibit
 Number
 -------
  3.1    Certificate of Incorporation and Memorandum of Association of the
          Company (incorporated by reference to Exhibit 3.2 of the Company's
          Registration Statement on Form S-1, Registration No. 33-93358).
  3.2    Amended and Restated Bye-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on
          Form S-1, Registration No. 333-1726).
  4.1    Form of Share Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, Registration No.
          333-1726).
  4.2    Indenture, dated June 15, 1995, among UK Holdings, the Company and The
          Chase Manhattan Bank, N.A., as trustee (incorporated by reference to
          Exhibit 4.2 of the Company's Registration Statement Form S-1,
          Registration No. 333-1726).
  4.3    First Supplemental Indenture, dated October 12, 1995, among UK
          Holdings, the Company and the Chase Manhattan Bank, N.A., as trustee
          (incorporated by reference to Exhibit 4.3 of the Company's
          Registration Statement Form S-1, Registration No. 333-1726).
  4.4    Deposit and Custody Agreement, dated June 15, 1995, among UK Holdings, the Company, Chase Manhattan Bank Luxembourg, S.A., as Custodian, and
          The Chase Manhattan Bank, N.A., as Depository (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement Form
          S-1, Registration No. 333-1726).
  4.5    Indenture, dated August 26, 1997, among UK Holdings, the Company and
          The Chase Manhattan Bank, as Trustee (incorporated by reference to
          Exhibit 4.1 of the Company's Registration Statement Form F-4 and S-4,
          Registration No. 333-38063,-01).
  4.6    Deposit and Custody Agreement, dated August 26, 1997, among UK
          Holdings, the Company, Chase Manhattan Bank Luxembourg S.A., as
          Custodian, and The Chase Manhattan Bank, as Trustee and as Depository
          (incorporated by reference to Exhibit 4.2 of the Company's
          Registration Statement Form F-4 and S-4, Registration No. 333-38063,-
          01).
 10.1    Exchange Agreement, dated December 20, 1994, among the Company, Aetna,
          CIGNA, Marsh & McLennan, Bowring and Nimrod Securities (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement
          on Form S-1, Registration No. 33-93358).
 10.2    Share Purchase Agreement, dated December 21, 1994, among UK Holdings,
          Aetna, CIGNA, Marsh & McLennan, Bowring and Nimrod Securities
          (incorporated by reference to Exhibit 10.6 of the Company's
          Registration Statement on Form S-1, Registration No. 33-93358).
 10.3    Registration Rights Agreement dated as of March 25, 1996, among the
          Company and certain shareholders of the Company (incorporated by reference to Exhibit 10.13 of the Company's Registration Statementon
          Form S-1, Registration No. 333-1726).
 10.4    Exclusivity Agreement, between the Company and DLJSC (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on
          Form S-1, Registration No. 333-1726).
 10.5    Service Agreement, dated October 18, 1993, between Terra Nova and John
          Riddick (incorporated by reference to Exhibit 10.15 of the Company's
          Registration Statement on Form S-1, Registration No. 33-93358).
 10.6    Service Agreement, dated June 14, 1993, between Terra Nova and Richard
          J. Edmunds (incorporated by reference to Exhibit 10.17 of the
          Company's Registration Statement on Form S-1, Registration No. 33-
          93358).

 Exhibit
 Number
 -------
 10.7    Service Agreement, dated May 28, 1993, between Terra Nova and Ian L.
          Bowden (incorporated by reference to Exhibit 10.18 of the Company's
          Registration Statement on Form S-1, Registration No. 33-93358).
 10.8    Service Agreement, dated January 5, 1996, between Octavian (formerly
          Saffronplace Limited) and Nigel Harold John Rogers (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on
          Form S-1, Registration No. 333-1726).
 10.9    Letter Agreement, dated January 5, 1996, between the Company and John
          J. Dwyer (incorporated by reference to Exhibit 10.19 of the Company's
          Registration Statement on Form S-1, Registration No. 33-93358).
 10.10   Letter Agreement, dated March 20, 1995, between the Company and John
          J. Dwyer (incorporated by reference to Exhibit 10.20 of the Company's
          Registration Statement on Form S-1, Registration No. 33-93358).
 10.11   Approved Executive Share Option Plan (incorporated by reference to
          Exhibit 10.22 of the Company's Registration Statement on Form S-1,
          Registration No. 333-1726).
 10.12   Octavian 1996 Stock Option Scheme (incorporated by reference to
          Exhibit 10.23 of the Company's Registration Statement on Form S-1,
          Registration No. 333-1726).
 10.13   The Octavian Group Pension Scheme (incorporated by reference to
          Exhibit 10.24 of the Company's Registration Statement on Form S-1,
          Registration No. 333-1726).
 10.14   DTI Notice of Requirements (incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-1, Registration No.
          33-93358).
 10.15   Terra Nova Insurance Company Limited Non-Approved Funded Pension
          Scheme (incorporated by reference to Exhibit 10.28 of the Company's
          Registration Statement on Form S-1, Registration No. 333-1726).
 10.16   Employment Agreement, dated July 1, 1998, between the Company and John
          J. Dwyer.
 10.17   Employment Agreement, dated July 1, 1998, between the Company and
          Nigel H.J. Rogers.
 10.18   Employment Agreement, dated July 1, 1998, between the Company and Jean
          M. Waggett.
 10.19   Letter Agreement, dated November 26, 1998, between the Company and
          John Riddick.
 21.1    Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company's Registration Statement on Form S-1, Registration No.
          333-1726).

                                   SIGNATURES

  Under the requirements of the Securities Exchange Act of 1934, the registrant has had this report signed on its behalf by the undersigned who are so authorized.

                                          Terra Nova (Bermuda) Holdings Ltd.

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ John J. Dwyer             Chairman                      March 15, 1999
____________________________________
           John J. Dwyer

     /s/ Nigel H.J. Rogers           President and Chief           March 15, 1999
____________________________________  Executive Officer
         Nigel H.J. Rogers

     /s/ William J. Wedlake          Senior Vice President and     March 15, 1999
____________________________________  Chief Financial Officer
         William J. Wedlake

     /s/ Hugh P. Lowenstein          Director                      March 15, 1999
____________________________________
         Hugh P. Lowenstein

       /s/ Mark J. Byrne             Director                      March 15, 1999
____________________________________
           Mark J. Byrne