Form 10-Q
period 1999-03-31
TERRA NOVA BERMUDA HOLDING LTD
filed 1999-05-14
CIK 935937

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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


                                 Richmond House
                              12 Par La Ville Road
                                  Hamilton HM08
                                     Bermuda
            --------------------------------------------------------
                    (Address of principal executive offices)

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

                                        YES   X    NO
                                            -----     -----

The number of registrant's ordinary shares ($5.80 par value) outstanding on May 14, 1999 was 25,204,442.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                              Page No.
Part I - FINANCIAL INFORMATION                                                -------
------------------------------

Item 1.     Financial Statements:

            Consolidated Balance Sheets
               March 31, 1999 (Unaudited) and December 31, 1998 (Audited)        1

            Consolidated Statements of Operations (Unaudited)
               Three Months Ended March 31, 1999 and 1998                        2

            Consolidated Statements of Comprehensive Income (Unaudited)
               Three Months Ended March 31, 1999 and 1998                        3

            Consolidated Statements of Shareholders' Equity (Unaudited)
               Three Months Ended March 31, 1999 and 1998                        4

            Consolidated Statements of Cash Flows (Unaudited)
               Three Months Ended March 31, 1999 and 1998                        5

            Notes to the Interim Consolidated Financial Statements (Unaudited)   6


Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                         9


Item 2A.    Quantitative and Qualitative Disclosure about Market Risk           17


Part II - OTHER INFORMATION
---------------------------


Item 6.     Exhibits and Reports on Form 8-K                                    18

Signatures                                                                      19


                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                                 At March 31,        At December 31,
                                                                                     1999                 1998
                                                                                ---------------      ----------------
                                                                                 (Unaudited)            (Audited)
                                  ASSETS
Investments available for sale and cash and cash equivalents, at fair value:
      Fixed maturities:
           Bonds (amortized cost $1,334,902 and $1,374,272 respectively)            $1,375,123            $1,446,621
      Common stocks (cost $69,088 and $56,924 respectively)                            103,910                88,022
      Cash and cash equivalents                                                         46,456                40,394
                                                                                ---------------      ----------------
           Total investments and cash and cash equivalents                           1,525,489             1,575,037

Accrued investment income                                                               28,676                30,015
Insurance balances receivable                                                          117,217                81,634
Reinsurance recoverable on paid losses                                                  41,984                45,882
Reinsurance recoverable on unpaid losses                                               231,648               226,099
Accrued premium income                                                                 401,862               283,383
Prepaid reinsurance premiums                                                            85,222                37,472
Deferred acquisition costs                                                             163,177               107,607
Other assets                                                                           112,686                92,243
                                                                                ---------------      ----------------
           Total assets                                                             $2,707,961            $2,479,372
                                                                                ===============      ================

                               LIABILITIES
Unpaid losses and loss adjustment expenses                                          $1,186,358            $1,209,003
Unearned premiums                                                                      611,062               401,002
Insurance balances payable                                                              55,571                23,941
Income taxes payable                                                                     5,153                 4,228
Deferred income taxes                                                                   23,103                27,450
Long-term debt                                                                         175,000               175,000
Other liabilities                                                                       87,321                67,886
                                                                                ---------------      ----------------
           Total liabilities                                                         2,143,568             1,908,510
                                                                                ---------------      ----------------

                           SHAREHOLDERS' EQUITY
Common shares
"A" ordinary shares, 75,000,000 authorized, $5.80 par value
      (24,183,425 issued and outstanding; 1998: 24,172,717)                            140,264               140,202
"B" ordinary shares, convertible, 10,000,000 authorized, $5.80 par value
      (1,796,217 issued and outstanding; 1998: 1,796,217)                               10,418                10,418
Stock held in Trust, at cost                                                           (16,335)              (12,900)
Deferred equity compensation                                                             4,815                 4,623
Additional capital                                                                     111,735               111,727
Retained earnings                                                                      255,793               236,292
Accumulated other comprehensive income                                                  57,703                80,500
                                                                                ---------------      ----------------
           Total shareholders' equity                                                  564,393               570,862
                                                                                ---------------      ----------------

                                                                                ---------------      ----------------
           Total liabilities and shareholders' equity                               $2,707,961            $2,479,372
                                                                                ===============      ================

    See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                   (dollars in thousands except share amounts)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                  --------------------------------------
                                                                                       1999                 1998
                                                                                  ----------------    ------------------
Revenues
        Net written premiums                                                             $307,243              $281,845
        Increase in unearned premiums                                                    (167,233)             (147,261)
                                                                                  ----------------    ------------------
        Net earned premiums                                                               140,010               134,584
        Net investment income                                                              23,053                22,582
        Realized net capital gains on sales of investments                                  5,016                11,388
        Foreign exchange gains                                                                184                   182
        Agency income                                                                       4,560                 3,181
                                                                                  ----------------    ------------------
                     Total revenues                                                       172,823               171,917
                                                                                  ----------------    ------------------

Expenses
        Losses and loss adjustment expenses, net                                           89,240                95,208
        Acquisition costs                                                                  45,804                34,423
        Other operating expenses                                                            6,648                 4,284
        Interest expense                                                                    3,100                 3,922
        Agency expense                                                                      2,057                 2,831
        Other expenses                                                                      1,314                 1,197
                                                                                  ----------------    ------------------
                     Total expenses                                                       148,163               141,865
                                                                                  ----------------    ------------------


Income from operations before income tax                                                   24,660                30,052

Income tax expense                                                                          3,599                 5,629
                                                                                  ----------------    ------------------
Net income                                                                                $21,061               $24,423
                                                                                  ================    ==================

Basic earnings per common share                                                             $0.83                 $0.96

Diluted earnings per common share                                                           $0.81                 $0.94


    See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)
                             (dollars in thousands)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                  --------------------------------------
                                                                                       1999                 1998
                                                                                  ----------------    ------------------
Net income                                                                                $21,061               $24,423

Other comprehensive loss:

Unrealized (depreciation) appreciation of investments before tax                          (23,388)               10,668
Tax benefit (expense)                                                                       4,242                (2,616)
                                                                                  ----------------    ------------------
Unrealized (depreciation) appreciation of investments after tax                           (19,146)                8,052
                                                                                  ----------------    ------------------

                                                                                  ----------------    ------------------
Less: Reclassification adjustment for gains included in net income before tax              (5,016)              (11,388)
      Tax expense                                                                           1,546                 3,002
                                                                                  ----------------    ------------------
      Reclassification adjustment for gains included in net income after tax               (3,470)               (8,386)

                                                                                  ----------------    ------------------
Currency translation adjustments                                                             (181)                   69

                                                                                  ----------------    ------------------
Other comprehensive loss                                                                  (22,797)                 (265)

                                                                                  ----------------    ------------------
Comprehensive (loss) income                                                               $(1,736)              $24,158
                                                                                  ================    ==================


    See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                             (dollars in thousands)

                                                                         Three Months Ended
                                                                              March 31,
                                                                    ------------------------------
                                                                       1999              1998
                                                                    ------------      ------------
Common "A" shares:
              Balance, beginning of period                             $140,202          $139,724
              Exercise of stock options                                      62               310
                                                                    ------------      ------------
                          Balance, end of period                        140,264           140,034
                                                                    ------------      ------------


Common "B" shares:
              Balance, beginning and end of period                       10,418            10,418
                                                                    ------------      ------------


Stock held in Trust, at cost:
              Balance, beginning of period                              (12,900)           (9,500)
              Repurchased during the period                              (3,435)                -
                                                                    ------------      ------------
                          Balance, end of period                        (16,335)           (9,500)
                                                                    ------------      ------------


Deferred equity compensation:
              Balance, beginning of period                                4,623             3,275
              Stock option compensation expense                             192               750
                                                                    ------------      ------------
                          Balance, end of period                          4,815             4,025
                                                                    ------------      ------------


Additional capital:
              Balance, beginning of period                              111,727           111,568
              Options exercised during the period                             8               150
                                                                    ------------      ------------
                          Balance, end of period                        111,735           111,718
                                                                    ------------      ------------


Retained earnings:
              Balance, beginning of period                              236,292           169,861
              Net income                                                 21,061            24,423
              Dividends paid on ordinary shares                          (1,560)           (1,298)
                                                                    ------------      ------------
                          Balance, end of period                        255,793           192,986
                                                                    ------------      ------------


Accumulated other comprehensive income:
              Balance, beginning of period                               80,500            56,542
              Unrealized depreciation of investments, net of tax        (22,616)             (334)
              Currency translation adjustments                             (181)               69
                                                                    ------------      ------------
                          Balance, end of period                         57,703            56,277
                                                                    ------------      ------------


                                                                    ============      ============
                          Total shareholders' equity                   $564,393          $505,958
                                                                    ============      ============

    See accompanying notes to the interim consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (dollars in thousands)

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                -----------------------------------
                                                                                                    1999                  1998
                                                                                                --------------       --------------
Cash flows from operating activities:
            Net income                                                                           $  21,061             $  24,423

Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
            Amortization of goodwill                                                                   423                   232
            Stock option compensation expense                                                          192                   750
            Realized net capital gains                                                              (5,016)              (11,388)
            Change in unpaid losses and loss adjustment expenses                                   (18,353)               25,544
            Change in unearned premiums and prepaid reinsurance                                    162,312               139,420
            Change in insurance balances payable                                                    31,630                37,519
            Change in insurance balances receivable, accrued premium income and
                reinsurance recoverable on paid and unpaid losses                                 (155,087)             (157,986)
            Change in deferred acquisition costs                                                   (55,572)              (44,702)
            Change in accrued investment income                                                      1,339                (2,638)
            Change in current and deferred income taxes                                              2,277                 1,591
            Change in other assets and liabilities, net                                             (1,152)               (3,022)
                                                                                                 ---------             ---------
                      Total adjustments                                                            (37,007)              (14,680)
                                                                                                 ---------             ---------
                                                                                                 ---------             ---------
                      Net cash and cash equivalents (used in) provided by operating activities     (15,946)                9,743
                                                                                                 ---------             ---------
Cash flows from investing activities:
            Proceeds of fixed maturities matured                                                     1,765                 3,556
            Proceeds of fixed maturities sold                                                      112,384               184,735
            Proceeds of equity securities sold                                                      38,555                54,419
            Purchase of fixed maturities                                                           (81,636)             (255,831)
            Purchase of equity securities                                                          (45,676)              (32,437)
                                                                                                 ---------             ---------
                      Net cash and cash equivalents provided by (used in) operating activities      25,392               (45,558)
                                                                                                 ---------             ---------
Cash flows from financing activities:
            Ordinary dividends paid to stockholders                                                 (1,560)               (1,298)
            Repurchases of stock                                                                    (1,847)                 --
            Proceeds from exercise of stock options                                                     70                   460
                                                                                                 ---------             ---------
                      Net cash and cash equivalents used in financing activities                    (3,337)                 (838)
                                                                                                 ---------             ---------
Change in cash and cash equivalents                                                                  6,109               (36,653)
Exchange on foreign currency cash balances                                                             (47)                  353
Cash and cash equivalents at beginning of period                                                    40,394               109,864
                                                                                                 =========             =========
Cash and cash equivalents at end of period                                                       $  46,456             $  73,564
                                                                                                 =========             =========

Supplemental disclosure of cash flow information
            Income taxes paid                                                                    $     283             $   3,712
                                                                                                 =========             =========
            Interest paid                                                                        $   2,700             $   7,910
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


                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying interim consolidated financial statements ("Statements") present information in relation to Terra Nova (Bermuda) Holdings Ltd. (the "Company") and have been prepared on the basis of United States generally accepted accounting principles. All material intercompany transactions and balances have been eliminated. In the opinion of management, these unaudited Statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for interim periods do not necessarily indicate the results to be expected for the full year.

     These Statements should be read in conjunction with the audited consolidated financial statements as of December 31, 1998.


2.   Contingencies

     The Company is involved regularly, directly or indirectly, in litigation in the ordinary course of conducting its insurance and reinsurance business. In some cases, plaintiffs seek to establish coverage for liability under environmental protection laws. While the nature and extent of insurance and reinsurance coverage for environmental liability has widened since 1980, in the judgment of management, none of these cases, individually or collectively, is likely to result in judgments for amounts which, net of losses and loss adjustment expense liabilities previously established and reinsurance recoverables which management believes are probable of realization, would have a material effect on the financial position of the Company, although there is no assurance that such losses will not materially effect the Company's results of operations for any period.


3.   Earnings per Common Share and Common Share Equivalent

     The following earnings per share ("EPS") have been calculated using SFAS No.128 "Earnings per Share":

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                           -------------------------------------
                                                                                1999                 1998
                                                                           ---------------      ----------------
                                                                                  (dollars in thousands
                                                                                  except share amounts)
Income available to common stockholders                                           $21,061               $24,423
                                                                           ---------------      ----------------

Shares outstanding for basic EPS calculation                                   25,355,580            25,451,043
                                                                           ---------------      ----------------

Basic EPS                                                                           $0.83                 $0.96
                                                                           ===============      ================

Shares added for diluted EPS calculation to reflect the effect of:
    Stock options                                                                 653,599               617,309
                                                                           ---------------      ----------------

Shares outstanding for diluted EPS calculation                                 26,009,179            26,068,352
                                                                           ---------------      ----------------

Diluted EPS                                                                         $0.81                 $0.94
                                                                           ===============      ================

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                   (Unaudited)

4.   Reinsurance

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

     The Company cedes reinsurance to and assumes reinsurance from Lloyd's of London ("Lloyd's") syndicates. At March 31, 1999, the aggregate exposure on reinsurance ceded to Lloyd's syndicates in respect of continuing operations, including estimated reinsurance recoveries for losses incurred but not reported, was about $78.3 million.


(a)   Net written premiums are comprised of the following:

                                                   Three Months Ended
                                                        March 31,
                                          --------------------------------------
                                               1999                  1998
                                          ----------------      ----------------
                                                 (dollars in thousands)
Direct business                                  $194,906              $144,916
Reinsurance assumed                               186,042               193,321
Reinsurance ceded                                 (73,705)              (56,392)
                                          ================      ================
Net written premiums                             $307,243              $281,845
                                          ================      ================


(b)   Net earned premiums are comprised of the following:

                                                   Three Months Ended
                                                        March 31,
                                          --------------------------------------
                                               1999                  1998
                                          ----------------      ----------------
                                                 (dollars in thousands)
Direct business                                   $82,857               $65,773
Reinsurance assumed                                83,610                90,422
Reinsurance ceded                                 (26,457)              (21,611)
                                          ================      ================
Net earned premiums                              $140,010              $134,584
                                          ================      ================


(c)   Losses and loss adjustment expenses, net, are comprised of the following:

                                                   Three Months Ended
                                                        March 31,
                                          --------------------------------------
                                               1999                  1998
                                          ----------------      ----------------
                                                 (dollars in thousands)
Losses and loss adjustment expenses              $118,404              $103,762
Reinsurance ceded                                 (29,164)               (8,554)
                                          ================      ================
Losses and loss adjustment expenses, net          $89,240               $95,208
                                          ================      ================

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

       Notes to the Interim Consolidated Financial Statements-(Continued)
                                   (Unaudited)


5. Summarized Financial Information for Terra Nova Insurance (UK) Holdings plc ("UK Holdings")

     Summarized consolidated balance sheet information as at March 31, 1999, and December 31, 1998, and summarized consolidated statement of operations information for the three months ended March 31, 1999, and 1998, concerning UK Holdings is set out below.

                                                               March 31,           December 31,
                                                                 1999                  1998
                                                            ----------------      ----------------
                                                                   (dollars in thousands)
Investments and cash                                               $857,655              $900,442
Reinsurance recoverable on unpaid losses                            454,337               459,497
Accrued premium income                                              350,154               236,885
Other assets                                                        512,964               364,172
                                                            ================      ================
              Total assets                                       $2,175,110            $1,960,996
                                                            ================      ================

Unpaid losses and loss adjustment expenses                       $1,067,008            $1,093,082
Unearned premiums                                                   563,135               375,574
Long-term debt                                                      175,000               175,000
Other liabilities                                                   168,308               108,250
                                                            ----------------      ----------------
              Total liabilities                                   1,973,451             1,751,906
                                                            ----------------      ----------------
              Total shareholders' equity                            201,659               209,090
                                                            ================      ================
              Total liabilities and shareholders' equity         $2,175,110            $1,960,996
                                                            ================      ================

                                                                  Three Months Ended March 31,
                                                                    1999                1998
                                                             ---------------       ---------------
                                                                      (dollars in thousands)
Net earned premiums                                                $122,486              $112,206
Net investment income                                                13,276                14,204
Realized investment gains                                             4,883                 9,684
Foreign exchange gains                                                  372                   658
Agency income                                                         2,685                 3,181
                                                             ---------------       ---------------
Total revenues                                                      143,702               139,933
                                                             ---------------       ---------------
Underwriting costs and expenses                                    (134,668)             (119,427)
                                                             ---------------       ---------------
Income from operations before income tax                              9,034                20,506
                                                             ---------------       ---------------
                                                             ===============       ===============
Net income                                                           $5,434               $14,877
                                                             ===============       ===============

6.    Stock Repurchases

     In March 1999, the Company repurchased 149,700 shares at a total cost of $3,428,914, excluding commissions. A further 20,100 shares were repurchased up to May 14, 1999.

     At May 14, 1999, the Company had repurchased 802,600 shares at a total cost of $17,275,624, leaving a further $2,724,376 available for future repurchases under the Board of Directors' authorization, dated May 5, 1997. On May 5, 1999, the Board of Directors authorized the repurchase of an additional $25,000,000 of the Company's common stock.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Disclosure

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors (which are described in more detail elsewhere in documents filed by the Company with the Securities and Exchange Commission) include, but are not limited to: (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions),
(ii) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates, (iii) the uncertainties of the reserving process, (iv) loss of the services of any of the Company's executive officers,
(v) the competitive environment in which the Company operates and related pricing weaknesses in some lines of business, (vi) changing rates of inflation and other economic conditions, (vii) losses due to foreign currency exchange rate fluctuations, (viii) ability to collect reinsurance recoverables, (ix) developments in global financial markets which could affect the Company's investment portfolio, (x) risks associated with the introduction of new products and services, (xi) the impact of Year 2000 related issues, and (xiii) the legal environment. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to update or revise any forward-looking statements publicly, whether as a result of new information, future events or otherwise.

The Company

     The following is a discussion of the Company's results of operations, financial condition, liquidity and capital resources. All references to the "Company" are to Terra Nova (Bermuda) Holdings Ltd. (the "Company") and all of its direct and indirect subsidiaries, including Terra Nova Insurance (UK) Holdings plc ("UK Holdings"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Compagnie de Reassurance d'Ile de France ("Corifrance"), Octavian Syndicate Management Limited ("Octavian") and Terra Nova Capital Limited ("Terra Nova Capital"). This discussion should be read together with the audited consolidated financial statements of the Company as of December 31, 1998.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Business Operations

     The Company's premiums split by operating entity for the three months ended March 31, 1999, and 1998, and the combined ratio are set out in the following table:

                                                   Three Months Ended March 31,
                                        ---------------------------------------------------
                                           1999                       1998
                                          Amount       Percent       Amount       Percent
                                        ------------   ---------   ------------  ----------
                                                      (Dollars in thousands)
Gross Written Premiums
       Terra Nova                          $164,475        43.2 %     $174,677        51.6 %
       Terra Nova (Bermuda)                  31,924         8.4         33,073         9.8
       Terra Nova Capital                   168,393        44.2        116,965        34.6
       Corifrance                            16,156         4.2         13,522         4.0
                                        ============   =========   ============  ==========
                    Total                  $380,948       100.0 %     $338,237       100.0 %
                                        ============   =========   ============  ==========

Net Written Premiums
       Terra Nova                          $138,390        45.0 %     $155,052        55.0 %
       Terra Nova (Bermuda)                  23,914         7.8         27,026         9.6
       Terra Nova Capital                   129,913        42.3         87,180        30.9
       Corifrance                            15,026         4.9         12,587         4.5
                                        ============   =========   ============  ==========
                    Total                  $307,243       100.0 %     $281,845       100.0 %
                                        ============   =========   ============  ==========


Net Earned Premiums
       Terra Nova                           $73,663        52.6 %      $66,884        49.7 %
       Terra Nova (Bermuda)                  11,201         8.0         18,173        13.5
       Terra Nova Capital                    50,540        36.1         43,952        32.6
       Corifrance                             4,606         3.3          5,575         4.2
                                        ============   =========   ============  ==========
                    Total                  $140,010       100.0 %     $134,584       100.0 %
                                        ============   =========   ============  ==========

Combined Ratio
       Loss ratio (including LAE)                          63.7 %                     70.7 %
       Expense ratio                                       37.5                       28.8
                                                       =========                 ==========
       Combined Ratio                                     101.2 %                     99.5 %
                                                       =========                 ==========

Results of Operations

Three Months Ended March 31, 1999 Compared with Three Months Ended March 31,
1998

     Gross Written Premiums; Net Written Premiums; Net Earned Premiums. The Company writes a significant part of its business in the first quarter of each year. This is reflected in gross written premiums which have increased 12.6%, to $380.9 million in the first quarter of 1999 from $338.2 million in the same period in 1998. The overall increase in gross written premiums of $42.7 is largely attributable to Terra Nova Capital increasing its participation on syndicates managed by Octavian from 60% in 1998 to approximately 77% in 1999. Terra Nova Capital wrote no orphan syndicate business in the first quarter of 1999, compared to $27.9 million in the first quarter of 1998. Excluding the orphan syndicate business, gross written premiums increased by 22.8%.

     The fall in gross written premiums at Terra Nova is largely a result of the Company closing its marine hull and marine energy divisions at the end of 1998.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      Reinsurance ceded is up by 30.7%, to $73.7 million in 1999 from $56.4 million in 1998. The increase reflects the higher gross written premiums at Terra Nova Capital and the greater proportion of reinsurance contracts of more than twelve months duration written to provide coverage over the millennium. As a consequence, reinsurance ceded as a percentage of gross written premiums (excluding the orphan syndicate business which has no reinsurance) is 19.3% in 1999 compared to 18.2% in 1998.

     Net written premiums have increased by 9.0%, to $307.2 million in 1999 from $281.8 million in 1998, due to the increase in gross written premiums, less the impact of higher reinsurance costs. Net written premiums arising on contracts providing more than twelve months of coverage are being earned over their full term. Net earned premiums are 4.0% higher in the first quarter of 1999 than they were in the same period a year ago. The increase is less than the increase in gross written premiums due to the impact of the orphan syndicate business written and fully earned in the first quarter of 1998. Excluding the orphan syndicate business, net earned premiums increased by 31.2%.

     Net Investment Income. Net investment income has increased by 2.2%, to $23.1 million in 1999 from $22.6 million in 1998. This is mainly the result of a 4.3% increase in average invested assets, partly offset by lower portfolio yields. The average investment yield before realized gains and losses was 5.9% and 6.1% in 1999 and 1998, respectively. The average duration of fixed maturity investments was 4.5 years and 4.7 years at March 31, 1999 and 1998 respectively.

     Realized Net Capital Gains on Sales of Investments. Realized net capital gains on sales of investments are $5.0 million in 1999 compared to $11.4 million in 1998. The majority of gains in each period arose from equity securities sold.

      Losses and Loss Adjustment Expenses. Losses and LAE are down to $89.2 million in 1999 from $95.2 million in 1998. As a percentage of net earned premiums, losses and LAE have decreased to 63.7% from 70.7% in 1998. The comparative period in 1998 included $27.9 million of orphan syndicate business which was booked at a loss ratio in excess of 90%. Excluding orphan syndicate business, the loss ratio in 1998 would have been 63.8%. The marginal decrease in the loss ratio in 1999 compared to 1998, adjusted for orphan syndicate business, is caused by the effects of the difficult pricing environment and increased frequency of losses in 1999 being offset by prior year reserve redundancies.

       Acquisition Costs. Acquisition costs, comprised of commissions and other underwriting expenses, have increased 33.1%, to $45.8 million in 1999 from $34.4 million in 1998. Acquisition costs as a percentage of net earned premiums are 32.7% in 1999 compared to 25.6% in 1998. The increase is a result of the 1998 figure including earned premiums from the orphan syndicate business with very low acquisition costs. Excluding orphan syndicate business, the acquisition costs ratio in 1998 would have been 32.0%. The increase in 1999 is due to a higher proportion of Octavian business (which carries a higher acquisition costs ratio but a lower loss ratio) having been written.

      Other Operating Expenses. Other operating expenses have increased 53.5%, to $6.6 million in 1999 from $4.3 million in 1998. Other operating expenses as a percentage of net earned premiums are up to 4.8% in 1999 from 3.2% in 1998. Excluding orphan syndicate business, the other operating expenses ratio in 1998 would have been 4.0%.

     Combined Ratios. The Company's combined ratios are 101.2% for 1999 and 99.5% for 1998. The underwriting loss of $1.7 million in the first quarter of 1999 has been influenced significantly by the difficult pricing environment which continues to prevail in the UK auto market, little or no improvement in the marine market and increased severity and frequency of losses in the Company's property account.

      Net Interest Expense. Net interest expense in 1999 relates to interest on the $100 million 7.0% Senior Notes issued on May 18, 1998 and interest on the $75 million 7.2% Senior Notes issued on August 26, 1997. The interest expense in 1998 related to the $75 million Senior Notes issue and the $100 million 10.75% Senior Notes extinguished in the second quarter of that year.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Income from Operations before Income Tax. Income from operations before income tax has decreased 17.7% to $24.7 million in 1999 from $30.0 million in 1998. This decrease is mainly due to a higher level of realized gains on disposal of equities in 1998 than in the current year.

     Income Tax Expense. Income tax expense is down to $3.6 million in 1999 from $5.6 million in 1998, because of the decrease in income of the UK subsidiaries.

     Net Income. Net income has decreased $3.3 million to $21.1 million in 1999 from $24.4 million in 1998 for the reasons described above.

Liquidity and Capital Resources

     The Company's assets consist mainly of the capital stock of UK Holdings and Terra Nova (Bermuda). UK Holdings' assets consist mostly of the capital stock of Terra Nova, Terra Nova Capital and Octavian. The Company's ability to pay dividends on its capital stock and to meet its obligations depends on dividends or other payments from Terra Nova, Terra Nova (Bermuda), Terra Nova Capital, Octavian and Corifrance. Dividend and other payments by Terra Nova, Terra Nova Capital and Octavian are subject to restrictions under UK law. Similarly, dividend and other payments by Terra Nova (Bermuda) and Corifrance are subject to restrictions under Bermudian law and French law, respectively.

     The sources of funds for the Company's subsidiaries consist mostly of net premiums, investment income and proceeds from sales and redemptions of investments. The funds are used to pay claims and operating expenses and to buy investments, largely fixed income securities.

     The shareholders' equity of the Company at March 31, 1999, is $564.4 million. The decrease of $6.5 million in the first three months to March 31, 1999, is attributable to both a reduction in bond valuations and the impact of the share repurchases, offset in part by growth in retained earnings. Book value per share has decreased 13 cents to $22.38 at March 31, 1999 compared to $22.51 at year end 1998. Shareholders' equity includes $293.6 million at Terra Nova and $340.4 million at Terra Nova (Bermuda).

     For the three months ended March 31, 1999, the cashflow used in operating activities of the Company is $15.9 million compared to cashflow provided by operating activities of $9.7 million in 1998. The variance is largely a factor of:

     a) claims payments on Hurricane Georges and Hurricane Mitch during 1999;
and

     b) Terra Nova Capital receiving cash in the first quarter of 1998 from orphan syndicate business written both in the last quarter of 1997 and the first quarter of 1998.

     Total investments and cash are $1,525.5 million at March 31, 1999. At March 31, 1999, 90.1%, 6.8% and 3.1% of total investments and cash were held in fixed maturities, common stocks and cash and cash equivalents, respectively. At March 31, 1999, around 92% of the Company's fixed income investments were rated "A" or better by Moody's or S&P. The Company's investment portfolio earned interest and dividend income, net of investment management fees, of 5.9% and 6.1% in the three months ended March 31, 1999, and 1998, respectively. The Company's realized investment gains are $5.0 million and $11.4 million in the three months ended March 31, 1999, and 1998, respectively.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Certain information here is based on management's estimates, assumptions and projections. Important factors that could cause actual results to differ materially from those estimated by management include, among other things, an unexpected increase in competition, unfavorable government regulation, the pricing environment and other industry developments.

Foreign Currency

     The Company's assets, liabilities, revenues and expenses, except for most corporate overheads which are paid in British pounds, are chiefly in U.S. dollars. Therefore, the Company's principal functional currency is the U.S. dollar. Certain other net translation adjustments are shown as a separate item of accumulated other comprehensive income.

The Euro

     On January 1, 1999, the Economic and Monetary Union (EMU) and a new currency, the "euro", were adopted by eleven of the fifteen member states of the European Union (EU). Other member states, including the United Kingdom, currently remain outside the EMU, but may join in the future. Today, Corifrance and the Brussels branch of Terra Nova are the Company's only operations in EMU countries.

     When the eleven participating EMU countries adopted the euro as their national currency, the European Central Bank (ECB) established a fixed conversion rate between each participant's existing currency and the euro as from that date. The euro is now traded on foreign currency exchanges and fluctuates in value against currencies of non-participating countries. The euro can be used for non-cash transactions throughout the three year transition period which ends on December 31, 2001. On January 1, 2002, the ECB will begin to issue bills and coins denominated in euro for use in cash transactions.

     The Company identified relevant issues and established a strategy to deal with each phase of the euro's implementation. The Company has the capability to process and account for current transactions in the euro and, as needs are identified, will modify its information technology and other systems in response to changed or expanded exposures to euro transactions.

     The competitive impact of the euro is not expected to be significant because less than 10% of the Company's business is conducted within EMU member states. Management believes that the future costs of modifying information systems software will not be material to the Company's results, operations, financial condition or liquidity.

Year 2000

General

     The Year 2000 issue arises from the fact that many computers and computer programs use two digits rather than four to represent the year portion of a date. The faulty interpretation or the misinterpretation of these two digits could result in system failure or miscalculation causing disruption to business processes.

     The Year 2000 date change problem is widely recognized as the biggest single issue to have faced the information technology ("IT") industry. Its impact is likely to extend into all areas of business and commerce. Therefore, the Company is addressing Year 2000 as both an IT issue and a business issue. The Company has established a Year 2000 Project team composed of representatives from all IT and business areas in order to ensure a co-ordinated approach. The Project team reports directly to senior management who, in turn, report regularly to the Board of Directors on the status of the Company's Year 2000 compliance.

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

     IT
     --
     The Company initiated the IT section of the Year 2000 Project in March 1997 with the objective of bringing all business critical systems into Year 2000 compliance by September 30, 1998 and all other systems into compliance by December 31, 1998. These key milestones have been met. Market testing with the main processing bureaus, the London Processing Centre, the Lloyd's Policy Signing Office and the Lloyd's Claims Office, has also been completed successfully. Internal certification on compliance has been received from Lloyd's.

     The assessment phase for the IT section of the Project consisted of an inventory and high level analysis of all hardware, software and embedded systems. Embedded systems include non-IT items such as facsimile machines, elevators and telephones. As a result of the assessment phase, the Company identified five business critical systems. All five were judged compliant by December 31, 1998, following completion of testing and implementation work.

     Other internally-supported software not identified as business critical was judged compliant by December 31, 1998, after testing and implementation work. Externally supported packages and services were assessed. All suppliers and manufacturers were contacted for their compliance status. All essential packages are also being tested. This has proved to be a time-consuming exercise. Originally targeted for completion by April 30, 1999, it will continue to June 30, 1999.

     Remediation of non-business critical software with embedded chips has been challenging. Work has targeted systems within the Company's control. Developers of old software have been reluctant to reply to questions concerning their Year 2000 compliance status, or are no longer trading. After assessing this area of the Project for criticality, the Project team determined that only a few systems were at risk. About half of those systems have been judged compliant. Remediation work is continuing through the first half of 1999.

     As part of the IT section of the Project, a contingency plan is being developed to ensure that fully workable alternatives, covering all aspects of IT, are available in the event of the failures of any business critical systems. Initially, contingency planning had a target completion date of December 31, 1998. This is now being brought into line with Lloyd's timescales for the Octavian syndicates, who plan to complete their work during the third quarter of 1999. The timescale of June 30, 1999, set by Lloyd's for submission of a contingency plan will now be the target date. The Company's original target date was March 31, 1999.

     Underwriting
     ------------
     The Underwriting section of the Project is managed by a committee comprised of senior representatives from the Company's major underwriting units, covering a broad spectrum of business classes. The committee is: (1) co-ordinating and reviewing the evaluation of the Company's current and ongoing underwriting exposure to the Year 2000 and other date-related issues; (2) developing and producing relevant Company underwriting guidelines and monitoring procedures, where practicable; (3) identifying business opportunities; and (4) communicating and raising awareness of date-related underwriting issues within the Company. Among its responsibilities, the committee discusses and disseminates

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

information, research and policy language relating to the Year 2000 issue. A central database for this information has been established and made accessible by all Company employees. When regulators or customers require assessment of the Company's Year 2000 compliance, responses are cleared through the committee.

     By March 31, 1999, the Company had substantially completed an initial assessment of risks already written. This initial assessment forms the basis for more detailed ongoing reviews. At Terra Nova, the in-force portfolio of insurance and reinsurance contracts was broken down into those risks that currently provide no cover beyond December 31, 1999, those that might provide cover beyond December 31, 1999 (by virtue of run-off provisions or extended reporting clauses) and those risks that run beyond the millennium. A matrix coding system was developed to numerically quantify the class exposure and effect of the underwriting action taken at the insurance or reinsurance level. The matrix is applied on a risk by risk basis. The matrix multiplies a "class exposure" coding by an "underwriting action" coding to give a geometric weighting. This geometric weighting, combined with the potential in-force analysis, and overlaid by "likelihood of loss factors", enables a calculation to be made of Terra Nova's probable maximum loss ("PML"). To support the matrix, a detailed commentary was prepared by each class underwriter of the potential exposure on a class by class basis, together with the current underwriting approach, based on individual judgment and experience. This work was reviewed by the underwriting committee and the senior underwriter of each underwriting unit for commonality of approach. The described underwriting approach will be monitored and re-evaluated with reference to external factors and market position. Exclusionary contract language will be used where it is considered appropriate. Equally, the method of calculating the PML, the weightings applied for the individual factors and likelihood of loss factors will be subject to review and revision, as necessary. Terra Nova (Bermuda) has applied the matrix coding system in the same way as Terra Nova.

     The Octavian syndicates are also represented on the underwriting committee. However, the senior underwriters on the Octavian syndicates have adopted a different approach from that of their colleagues at Terra Nova, reflecting the different regulatory environment in which they operate. The syndicate underwriters have analyzed the Year 2000 exposure on each class of business that they write. They have then drawn up a course of action for dealing with the exposure, using the results of their analysis. The regulatory department at Lloyd's requests detailed Year 2000 returns from each syndicate. This is to assist the Corporation of Lloyd's' analysis of whether each syndicate is taking appropriate action to address the issue.

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

     Third Parties
     -------------
     The Third Parties section of the Year 2000 Project includes the process of identifying critical suppliers, customers and trading partners who deal directly with the Company and ascertaining their plans and progress in addressing Year 2000 issues. The Company receives the majority of its underwriting data from bureaus, most notably, the London Processing Centre and Lloyd's. Market testing has been performed to insure continuous and reliable connectivity to, and the ongoing provision of effective services from, these organizations and has been successfully completed.

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

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Responses to date are around forty percent complete. The outstanding responses continue to be pursued during 1999. The replies from trading partners will be taken into account as the contingency plan is developed which covers critical business areas considered to be at risk in the event of the failure of third parties to provide effective ongoing essential services and supplies.

Costs

     The total cost of the Year 2000 project is not expected to be material to the Company's financial position. The estimated total cost of analyzing and implementing required modifications to bring the Company to Year 2000 compliance is $3.0 million, which is being funded from operating cash flows. The Company chiefly used internal human resources for work on the Year 2000 Project. The total amount expended on the Project through March 31, 1999, was $2.6 million of which $2.4 million related to the cost to repair or replace software and resolve related hardware problems and $0.2 million related to the cost of identifying and communicating with third parties. The estimated future cost of completing the Year 2000 Project is $0.4 million.

Risks

     From an IT perspective, the Year 2000 risks have been reduced significantly by bringing business critical systems into compliance and should not restrict the ability of the Company to trade through the Year 2000. The Company's reliance on compliance adequacy of outside suppliers and trading partners can only be addressed through questionnaires and compliance statements. Even with apparently thorough third parties' responses, the Company cannot guarantee their Year 2000 readiness. The inability of such third parties to complete their Year 2000 remediation processes could materially affect the Company.

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

Dividend Policy

     On February 10, 1999, the Company declared a dividend of $0.06 per share payable on March 26, 1999 to shareholders of record as of March 5, 1999.

     On May 5, 1999, the Company declared a dividend of $0.06 per share payable on June 25, 1999, to shareholders of record as of June 4, 1999.

     The declaration and payment of dividends is at the discretion of the Board of Directors of the Company and will depend on the Company's results of operations, the financial position and capital requirements of the Company's operating subsidiaries, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors of the Company views relevant. While the Company is not itself subject to any contractual restrictions or significant legal prohibitions on dividend payments the Company's subsidiaries are subject to regulatory and legal constraints on their respective abilities to pay dividends. Therefore, there

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

is no assurance that dividends will be declared or paid in the future.

Quantitative and Qualitative Disclosure about Market Risk

     The Company presented a discussion about its risk management activities in its Form 10-K for the year ended December 31, 1998. The Company believes there has been no material changes regarding its market risks during the quarter ended March 31, 1999.

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





Date: May 14, 1999            By: /s/ JOHN J. DWYER
      ------------                -----------------

                                  John J. Dwyer
                                  Chairman






Date: May 14, 1999            By: /s/ WILLIAM J. WEDLAKE
      ------------                ----------------------

                                  William J. Wedlake
                                  Chief Financial Officer, Senior Vice
                                  President and Principal Accounting Officer