Form 10-Q
period 1999-06-30
TERRA NOVA BERMUDA HOLDING LTD
filed 1999-08-12
CIK 935937

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

  [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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


                                Richmond House
                             12 Par La Ville Road
                                 Hamilton HM08
                                    Bermuda
               ------------------------------------------------
                   (Address of principal executive offices)

                           Telephone: (441) 292 7731
               ------------------------------------------------
              (Registrants telephone number, including area code)

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

                            YES    X              NO
                                 -----

The number of registrant's ordinary shares ($5.80 par value) outstanding on August 12, 1999 was 25,257,289.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                       Page No.
                                                                       --------
Part I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements:

         Consolidated Balance Sheets
            June 30, 1999 (Unaudited) and December 31, 1998 (Audited)        1

         Consolidated Statements of Operations (Unaudited)
            Three Months Ended June 30, 1999 and 1998
            Six Months Ended June 30, 1999 and 1998                          2

         Consolidated Statements of Comprehensive Income (Unaudited)
            Three Months Ended June 30, 1999 and 1998
            Six Months Ended June 30, 1999 and 1998                          3

         Consolidated Statements of Shareholders' Equity (Unaudited)
            Six Months Ended June 30, 1999 and 1998                          4

         Consolidated Statements of Cash Flows (Unaudited)
            Six Months Ended June 30, 1999 and 1998                          5

         Notes to the Interim Consolidated Financial Statements (Unaudited)  6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          11


Item 2A. Quantitative and Qualitative Disclosure about Market Risk          19


Part II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                   20

Signatures                                                                  21

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets
                            (dollars in thousands)

                                                                                        At June 30,         At December 31,
                                                                                            1999                 1998
                                                                                      ---------------      ----------------
                                                                                         (Unaudited)           (Audited)

                                  ASSETS
Investments  available  for sale and cash and cash  equivalents,  at fair value:
      Fixed maturities:
           Bonds (amortized cost $1,301,321 and $1,374,272, respectively)                 $1,302,533            $1,446,621
      Common stocks (cost $94,659 and $56,924, respectively)                                 109,941                88,022
      Cash and cash equivalents                                                               72,243                40,394
                                                                                      ---------------      ----------------
           Total investments and cash and cash equivalents                                 1,484,717             1,575,037
Accrued investment income                                                                     27,559                30,015
Insurance balances receivable                                                                184,244                81,634
Reinsurance recoverable on paid losses                                                        46,727                45,882
Reinsurance recoverable on unpaid losses                                                     265,837               226,099
Accrued premium income                                                                       360,352               283,383
Prepaid reinsurance premiums                                                                  92,736                37,472
Deferred acquisition costs                                                                   141,671               107,607
Deferred income taxes                                                                          4,144                     -
Other assets                                                                                  99,320                92,243
                                                                                      ---------------      ----------------
           Total assets                                                                   $2,707,307            $2,479,372
                                                                                      ===============      ================

                               LIABILITIES
Unpaid losses and loss adjustment expenses                                                $1,225,873            $1,209,003
Unearned premiums                                                                            585,645               401,002
Insurance balances payable                                                                    77,427                23,941
Income taxes payable                                                                          15,146                 4,228
Deferred income taxes                                                                              -                27,450
Long-term debt                                                                               175,000               175,000
Other liabilities                                                                             95,514                67,886
                                                                                      ---------------      ----------------
           Total liabilities                                                               2,174,605             1,908,510
                                                                                      ---------------      ----------------

                           SHAREHOLDERS' EQUITY
Common shares
"A" ordinary shares, 75,000,000 authorized, $5.80 par value
      (24,237,002 issued and outstanding; 1998: 24,172,717)                                  140,574               140,202
"B" ordinary shares, convertible, 10,000,000 authorized, $5.80 par value
      (1,796,217 issued and outstanding; 1998: 1,796,217)                                     10,418                10,418
Stock held in Trust, at cost                                                                 (16,787)              (12,900)
Deferred equity compensation                                                                   7,421                 4,623
Additional capital                                                                           111,860               111,727
Retained earnings                                                                            267,461               236,292
Accumulated other comprehensive income                                                        11,755                80,500
                                                                                      ---------------      ----------------
           Total shareholders' equity                                                        532,702               570,862
                                                                                      ---------------      ----------------
                                                                                      ---------------      ----------------
           Total liabilities and shareholders' equity                                     $2,707,307            $2,479,372
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

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                  (dollars in thousands except share amounts)

                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                      June 30,
                                                             ---------------------------   ---------------------------
                                                                1999            1998           1999           1998
                                                             -----------    ------------   ------------   ------------
Revenues
        Net written premiums                                   $123,862        $109,104       $431,105       $390,949
        Decrease (increase) in unearned premiums                 32,526           5,604       (134,707)      (141,657)
                                                             -----------    ------------   ------------   ------------
        Net earned premiums                                     156,388         114,708        296,398        249,292
        Net investment income                                    23,403          23,681         46,456         46,263
        Realized net capital gains on sales of investments       26,264           3,170         31,280         14,558
        Foreign exchange (losses) gains                            (765)            124           (581)           306
        Agency income                                             4,923           7,303          9,482         10,484
                                                             -----------    ------------   ------------   ------------
                     Total revenues                             210,213         148,986        383,035        320,903
                                                             -----------    ------------   ------------   ------------

Expenses
        Losses and loss adjustment expenses, net                112,631          66,914        201,871        162,122
        Acquisition costs                                        69,264          40,742        115,068         75,165
        Other operating expenses                                  5,874           4,842         12,522          9,126
        Interest expense                                          3,100           3,575          6,200          7,497
        Agency expense                                            7,176           5,634          9,233          8,465
        Other expenses                                            3,067           2,026          4,381          3,223
                                                             -----------    ------------   ------------   ------------
                     Total expenses                             201,112         123,733        349,275        265,598
                                                             -----------    ------------   ------------   ------------

Income from operations before income tax                          9,101          25,253         33,760         55,305
Income tax (benefit) expense                                     (4,138)          4,653           (539)        10,282
                                                             -----------    ------------   ------------   ------------
Net income before extraordinary charge                          $13,239         $20,600        $34,299        $45,023
                                                             ===========    ============   ============   ============

Extraordinary charge after tax                                        -          11,641              -         11,641
                                                             -----------    ------------   ------------   ------------
Net income                                                      $13,239          $8,959        $34,299        $33,382
                                                             ===========    ============   ============   ============

Basic earnings per common share
        Net income before extraordinary charge                    $0.53           $0.81          $1.36          $1.77
        Extraordinary charge                                          -           (0.46)             -          (0.46)
                                                             -----------    ------------   ------------   ------------
        Net income                                                $0.53           $0.35          $1.36          $1.31
                                                             ===========    ============   ============   ============

Diluted earnings per common share
        Net income before extraordinary charge                    $0.51           $0.79          $1.32          $1.73
        Extraordinary charge                                          -           (0.45)             -          (0.45)
                                                             -----------    ------------   ------------   ------------
        Net income                                                $0.51           $0.34          $1.32          $1.28
                                                             ===========    ============   ============   ============


   See accompanying notes to the interim consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)
                            (dollars in thousands)

                                                                          Three Months Ended             Six Months Ended
                                                                               June 30,                       June 30,
                                                                      ---------------------------   ---------------------------
                                                                          1999           1998           1999           1998
                                                                      -----------    ------------   ------------   ------------
Net income                                                               $13,239          $8,959        $34,299        $33,382

Other comprehensive (loss) income:

Unrealized (depreciation) appreciation of investments before tax         (32,285)          5,988        (55,673)        16,656
Tax benefit (expense)                                                      7,252            (763)        11,495         (3,379)
                                                                      -----------    ------------   ------------   ------------
Unrealized (depreciation) appreciation of investments after tax          (25,033)          5,225        (44,178)        13,277
                                                                      -----------    ------------   ------------   ------------
Less:   Reclassification adjustment for gains included
        in net income before tax                                         (26,264)         (3,170)       (31,280)       (14,558)
        Tax expense                                                        5,456             639          7,003          3,641
                                                                      -----------    ------------   ------------   ------------
        Reclassification adjustment for gains included
        in net income after tax                                          (20,808)         (2,531)       (24,277)       (10,917)
                                                                      -----------    ------------   ------------   ------------
Currency translation adjustments                                            (109)             (4)          (290)            65

                                                                      -----------    ------------   ------------   ------------
Other comprehensive (loss) income:                                       (45,950)          2,690        (68,745)         2,425

                                                                      -----------    ------------   ------------   ------------
Comprehensive (loss) income                                             $(32,711)        $11,649       $(34,446)       $35,807
                                                                      ===========    ============   ============   ============

   See accompanying notes to the interim consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                                  (Unaudited)
                            (dollars in thousands)


                                                                          Six Months Ended
                                                                              June 30,
                                                                 -----------------------------------
                                                                      1999                1998
                                                                 --------------      ---------------
Common "A" shares:
              Balance, beginning of period                            $140,202             $139,724
              Exercise of stock options                                    372                  460
                                                                 --------------      ---------------
                          Balance, end of period                       140,574              140,184
                                                                 --------------      ---------------

Common "B" shares:
              Balance, beginning and end of period                      10,418               10,418
                                                                 --------------      ---------------

Stock held in Trust, at cost:
              Balance, beginning of period                             (12,900)              (9,500)
              Repurchased during the period                             (3,887)                   -
                                                                 --------------      ---------------
                          Balance, end of period                       (16,787)              (9,500)
                                                                 --------------      ---------------

Deferred equity compensation:
              Balance, beginning of period                               4,623                3,275
              Stock option compensation expense                          2,798                2,050
                                                                 --------------      ---------------
                          Balance, end of period                         7,421                5,325
                                                                 --------------      ---------------

Additional capital:
              Balance, beginning of period                             111,727              111,568
              Options exercised during period                              133                  158
                                                                 --------------      ---------------
                          Balance, end of period                       111,860              111,726
                                                                 --------------      ---------------

Retained earnings:
              Balance, beginning of period                             236,292              169,861
              Net income                                                34,299               33,382
              Dividends paid on ordinary shares                         (3,130)              (2,855)
                                                                 --------------      ---------------
                          Balance, end of period                       267,461              200,388
                                                                 --------------      ---------------

Accumulated other comprehensive income:
              Balance, beginning of period                              80,500               56,542
              Unrealized depreciation of investments, net of tax       (68,455)               2,360
              Currency translation adjustments                            (290)                  65
                                                                 --------------      ---------------
                          Balance, end of period                        11,755               58,967
                                                                 --------------      ---------------

                                                                 ==============      ===============
                          Total shareholders' equity                  $532,702             $517,508
                                                                 ==============      ===============


   See accompanying notes to the interim consolidated financial statements.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (dollars in thousands)

                                                                                                         Six Months Ended
                                                                                                             June 30,
                                                                                                 ----------------------------------
                                                                                                      1999                1998
                                                                                                 --------------       -------------
Cash flows from operating activities:
            Net income                                                                                 $34,299             $33,382

Adjustments to reconcile net income to net cash and cash  equivalents  (used in)
            provided by operating activities:
            Amortization of goodwill                                                                     2,184                 317
            Stock option compensation expense                                                            2,798               2,050
            Realized net capital gains                                                                 (31,280)            (14,558)
            Change in unpaid losses and loss adjustment expenses                                        28,869             (23,934)
            Change in unearned premiums and prepaid reinsurance                                        129,380             137,698
            Change in insurance balances payable                                                        53,486              34,215
            Change in insurance balances receivable, accrued premium income and
                reinsurance recoverable on paid and unpaid losses                                     (218,489)           (108,541)
            Change in deferred acquisition costs                                                       (34,065)            (48,828)
            Change in accrued investment income                                                          2,456              (3,176)
            Change in current and deferred income taxes                                                 (3,685)                754
            Change in other assets and liabilities, net                                                 21,624               2,848
                                                                                                 --------------       -------------
                      Total adjustments                                                                (46,722)            (21,155)
                                                                                                 --------------       -------------
                      Net cash and cash equivalents (used in) provided by operating activities         (12,423)             12,227
                                                                                                 --------------       -------------
Cash flows from investing activities:
            Proceeds of fixed maturities matured                                                         5,415              17,678
            Proceeds of fixed maturities sold                                                          245,400             221,259
            Proceeds of equity securities sold                                                         145,571              88,814
            Purchase of fixed maturities                                                              (192,446)           (292,337)
            Purchase of equity securities                                                             (153,072)            (63,483)
                                                                                                 --------------       -------------
                      Net cash and cash equivalents provided by (used in) operating activities          50,868             (28,069)
                                                                                                 --------------       -------------
Cash flows from financing activities:
            Ordinary dividends paid to stockholders                                                     (3,131)             (2,855)
            Redemption of public debt                                                                        -            (113,053)
            Proceeds from public debt offering                                                               -              99,899
            Payment of fees for financing public debt offering                                               -                (853)
            Repurchases of stock                                                                        (3,887)                  -
            Proceeds from exercise of stock options                                                        505                 618
                                                                                                 --------------       -------------
                      Net cash and cash equivalents used in financing activities                        (6,513)            (16,244)
                                                                                                 --------------       -------------
Change in cash and cash equivalents                                                                     31,932             (32,086)
Exchange on foreign currency cash balances                                                                 (83)                279
Cash and cash equivalents at beginning of period                                                        40,394             109,864
                                                                                                 ==============       =============
Cash and cash equivalents at end of period                                                             $72,243             $78,057
                                                                                                 ==============       =============
Supplemental disclosure of cash flow information
            Income taxes paid                                                                             $437              $3,800
                                                                                                 ==============       =============
            Interest paid                                                                               $6,200             $11,938
                                                                                                 ==============       =============

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

2. Contingencies

   The Company is involved regularly, directly or indirectly, in litigation in the ordinary course of conducting its insurance and reinsurance business. In some cases, plaintiffs seek to establish coverage for liability under environmental protection laws. While the nature and extent of insurance and reinsurance coverage for environmental liability has widened since 1980, in the judgment of management, none of these cases, individually or collectively, is likely to result in judgments for amounts which, net of losses and loss adjustment expense liabilities previously established and reinsurance recoverables which management believes are probable of realization, would have a material effect on the financial position of the Company, although there is no assurance as to whether or not such losses will materially affect the Company's results of operations for any period.


3. Earnings per Common Share and Common Share Equivalent

   The following earnings per share ("EPS") have been calculated using SFAS No.128 "Earnings per Share":

                                                                                Six Months Ended
                                                                                    June 30,
                                                                      -------------------------------------
                                                                           1999                 1998
                                                                      ---------------      ----------------
                                                                             (dollars in thousands
                                                                             except share amounts)

Income available to common stockholders                                      $34,299               $45,023
                                                                      ---------------      ----------------

Shares outstanding for basic EPS calculation                              25,285,680            25,464,398
                                                                      ---------------      ----------------

Basic EPS                                                                      $1.36                 $1.77
                                                                      ===============      ================

Shares added for diluted EPS calculation to reflect the effect of:
    Stock options                                                            718,923               631,563
                                                                      ---------------      ----------------

Shares outstanding for diluted EPS calculation                            26,004,603            26,095,961
                                                                      ---------------      ----------------

Diluted EPS                                                                    $1.32                 $1.73
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

   The Company cedes reinsurance to and assumes reinsurance from Lloyd's of London ("Lloyd's") syndicates. At June 30, 1999, the aggregate exposure on reinsurance ceded to Lloyd's syndicates in respect of continuing operations, including estimated reinsurance recoveries for losses incurred but not reported, was about $75.3 million.


(a) Net written premiums are comprised of the following:

                                                    Six Months Ended
                                                        June 30,
                                          --------------------------------------
                                               1999                  1998
                                          ----------------      ----------------
                                                 (dollars in thousands)
Direct business                                  $332,750              $230,240
Reinsurance assumed                               221,303               237,554
Reinsurance ceded                                (122,948)              (76,845)
                                          ----------------      ----------------
Net written premiums                             $431,105              $390,949
                                          ================      ================


(b) Net earned premiums are comprised of the following:

                                                    Six Months Ended
                                                        June 30,
                                          --------------------------------------
                                               1999                  1998
                                          ----------------      ----------------
                                                 (dollars in thousands)
Direct business                                  $198,513              $136,884
Reinsurance assumed                               168,529               152,654
Reinsurance ceded                                 (70,644)              (40,246)
                                          ----------------      ----------------
Net earned premiums                              $296,398              $249,292
                                          ================      ================


(c) Losses and loss adjustment expenses, net, are comprised of the following:

                                                    Six Months Ended
                                                        June 30,
                                          --------------------------------------
                                               1999                  1998
                                          ----------------      ----------------
                                                 (dollars in thousands)
Losses and loss adjustment expenses              $279,348              $189,148
Reinsurance ceded                                 (77,477)              (27,026)
                                          ----------------      ----------------
Losses and loss adjustment expenses, net         $201,871              $162,122
                                          ================      ================

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

5. Business Segments

   The Company's core operations are conducted through four reportable segments:
Terra Nova Insurance Company Limited ("Terra Nova"); Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"); Terra Nova Capital Limited ("Terra Nova Capital"); and Compagnie de Reassurance d'Ile de France ("Corifrance"). The segments are strategic business units that operate in different markets.


                                                                Three months ended June 30, 1999
                                  -----------------------------------------------------------------------------------------------
                                        Terra Nova          Terra Nova         Terra Nova           Corifrance            Total
                                                            (Bermuda)           Capital
                                                                    (dollars in thousands)

Net earned premiums                       $71,954             $12,035             $68,241             $4,158            $156,388
                                  ----------------     ---------------    ----------------   ----------------    ----------------
Segment profit (loss)                      36,103              27,595             (46,990)             2,711              19,419
                                  ----------------     ---------------    ----------------   ----------------    ----------------
Segment assets                          1,391,680             768,750             656,101             91,557           2,908,088
                                  ----------------     ---------------    ----------------   ----------------    ----------------


                                                                Three months ended June 30, 1998
                                  -----------------------------------------------------------------------------------------------
                                        Terra Nova         Terra Nova           Terra Nova         Corifrance             Total
                                                           (Bermuda)             Capital
                                                                    (dollars in thousands)

Net earned premiums                       $63,628             $11,740             $35,114             $4,226            $114,708
                                  ----------------     ---------------    ----------------   ----------------    ----------------
Segment profit                             10,507              11,789               4,049              1,485              27,830
                                  ----------------     ---------------    ----------------   ----------------    ----------------
Segment assets                          1,492,703             603,232             350,665            105,171           2,551,771
                                  ----------------     ---------------    ----------------   ----------------    ----------------

                                                                   Six months ended June 30, 1999
                                  -----------------------------------------------------------------------------------------------
                                       Terra Nova           Terra Nova         Terra Nova          Corifrance             Total
                                                             (Bermuda)           Capital
                                                                    (dollars in thousands)

Net earned premiums                      $145,616             $23,237            $118,781             $8,764            $296,398
                                  ----------------     ---------------    ----------------   ----------------    ----------------
Segment profit (loss)                      51,602              43,483             (49,714)             4,640              50,011
                                  ----------------     ---------------    ----------------   ----------------    ----------------
Segment assets                          1,391,680             768,750             656,101             91,557           2,908,088
                                  ----------------     ---------------    ----------------   ----------------    ----------------


                                                                Six months ended June 30, 1998
                                  -----------------------------------------------------------------------------------------------
                                        Terra Nova         Terra Nova          Terra Nova          Corifrance             Total
                                                            (Bermuda)            Capital
                                                                    (dollars in thousands)

Net earned premiums                      $130,512             $30,123             $78,856             $9,801            $249,292
                                  ----------------     ---------------    ----------------   ----------------    ----------------
Segment profit                             29,623              21,592               5,465              3,588              60,268
                                  ----------------     ---------------    ----------------   ----------------    ----------------
Segment assets                          1,492,703             603,232             350,665            105,171           2,551,771
                                  ----------------     ---------------    ----------------   ----------------    ----------------


   Segment profit or loss is measured by income from operations before income tax. All inter-segment revenues have been eliminated on consolidation.

   The Company has changed its basis of segmentation from that used in the 1998 Annual Report on Form 10-K. The four segments reported in the Form 10-K were as follows:

    a)  Marine & Aviation;
    b)  Non-Marine;
    c)  Agency; and
    d)  Corporate.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

   Management believes the new basis of segmentation most accurately reflects the Company's operating segments under the definition provided by SFAS No.131.

   A reconciliation of the total reportable segments' profit to the Company's consolidated income from operations before tax and extraordinary charge is provided below:

                                            Three months ended June 30,             Six months ended June 30,
                                        ------------------------------------   ------------------------------------
                                             1999                1998               1999                1998
                                                                  (dollars in thousands)

Segment profit                                  $19,419             $27,830            $50,011             $60,268
Reconciling item                                (10,318)             (2,577)           (16,251)             (4,963)
                                        ----------------    ----------------   ----------------    ----------------
Income from operations before income tax
    and extraordinary charge                     $9,101             $25,253            $33,760             $55,305
                                        ================    ================   ================    ================


6. Summarized Financial Information for Terra Nova Insurance (UK) Holdings plc ("UK Holdings")

   UK Holdings is the issuer of $75 million 7.2% Senior Notes due 2007 and $100 million 7.0% Senior Notes due 2008. The Notes are guaranteed fully and unconditionally by the Company. The summarized financial information for UK Holdings is provided as required by the Notes.

   Summarized consolidated balance sheet information for UK Holdings as at June 30, 1999, and December 31, 1998, and summarized consolidated statement of operations information for the six months ended June 30, 1999, and 1998, concerning UK Holdings is set out below.

                                                               June 30,            December 31,
                                                                 1999                  1998
                                                            ----------------      ----------------
                                                                   (dollars in thousands)

Investments and cash                                               $841,851              $900,442
Reinsurance recoverable on unpaid losses                            463,862               459,497
Accrued premium income                                              321,317               236,885
Other assets                                                        552,546               364,172
                                                            ================      ================
              Total assets                                       $2,179,576            $1,960,996
                                                            ================      ================

Unpaid losses and loss adjustment expenses                       $1,096,486            $1,093,082
Unearned premiums                                                   549,579               375,574
Long-term debt                                                      175,000               175,000
Other liabilities                                                   195,445               108,250
                                                            ----------------      ----------------
              Total liabilities                                   2,016,510             1,751,906
                                                            ----------------      ----------------
              Total shareholders' equity                            163,066               209,090
                                                            ================      ================
              Total liabilities and shareholders' equity         $2,179,576            $1,960,996
                                                            ================      ================


                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

                                                              Six Months Ended June 30,
                                                              1999                  1998
                                                         ---------------       ---------------
                                                                (dollars in thousands)

Net earned premiums                                            $262,638              $210,768
Net investment income                                            26,591                28,366
Realized investment gains                                        22,938                11,744
Foreign exchange (losses) gains                                    (594)                  302
Agency income                                                     7,607                10,484
                                                         ---------------       ---------------
Total revenues                                                  319,180               261,664
                                                         ---------------       ---------------
Underwriting costs and expenses                                 327,636               227,626
                                                         ---------------       ---------------
(Loss) income from operations before income tax                  (8,456)               34,038
                                                         ---------------       ---------------
Net (loss) income before extraordinary charge                   $(7,916)              $23,756
                                                         ===============       ===============

Extraordinary charge after tax                                        -                11,641
                                                         ===============       ===============
Net income after extraordinary charge                           $(7,916)              $12,115
                                                         ===============       ===============

7. Stock Repurchases

   During the three months to June 30, 1999, the Company repurchased 20,100 shares at a total cost of $451,312, excluding commissions. No further shares were repurchased up to August 12, 1999.

   At August 12, 1999, the Company had repurchased 802,600 shares at a total cost of $17,275,624, leaving a further $2,724,376 available for future repurchases under the Board of Directors' authorization, dated May 5, 1997. On May 5, 1999, the Board of Directors authorized the repurchase of an additional $25,000,000 of the Company's common stock.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Disclosure

   The Private Securities Litigation Reform Act of 1995 provides a statutory "safe harbor" for forward-looking statements. Any written or oral statements made by or on behalf of the Company reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and inherent risks that could cause actual results to differ materially from those contained in any forward-looking statement.

   The Company has identified certain factors that could cause actual plans or results to differ substantially from those included in any forward-looking statements. These risk factors include, but are not limited to, the following:
(i) uncertainties and changes in government policy and law (both statute and case law) with respect to the Company, its brokers or customers (for example, the Company is subjected to taxation in an additional jurisdiction, there is a change in the way insurance contracts are interpreted by a court of law, etc.);
(ii) uncertainties and changes in regulatory policy and law (for example, the Company is subjected to insurance regulation in an additional jurisdiction);
(iii) the occurrence of man-made or natural catastrophic events with a frequency or severity exceeding the estimates of the Company; (iv) the uncertainties of the reserving process; (v) loss of the services of any of the Company's executive officers; (vi) the competitive environment in which the Company operates and related pricing weaknesses in some lines of business; (vii) changing rates of inflation and other economic conditions; (viii) losses due to foreign currency exchange rate fluctuations; (ix) ability to collect reinsurance recoverables; (x) changes in the availability, cost or quality of reinsurance;
(xi) developments in global financial markets that could affect the Company's investment portfolio; (xii) risks associated with the introduction of new products and services; (xiii) increased competition on the basis of pricing, capacity, coverage terms or other factors; (xiv) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xv) the impact of Year 2000 related issues (for example, the impact on the Company's technology systems and underwriting exposures); (xvi) the effects of mergers, acquisitions and divestitures; (xvii) ineffectiveness or obsolescence of the Company's business strategy due to changes in present or future market conditions; and (xviii) the legal environment.

   The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as at their dates.


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

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Business Operations

   The Company's premiums shown by operating entity for the three and six months ended June 30, 1999, and 1998, and the combined ratio are set out in the following table:

                                        Three Months Ended June 30,                           Six Months Ended June 30,
                             --------------------------------------------------   --------------------------------------------------
                                        1999                      1998                        1999                     1998
                                Amount      Percent       Amount      Percent        Amount       Percent       Amount     Percent
                             ------------  ---------   ------------  ---------    ------------  ----------   ------------ ---------
                                          (Dollars in thousands)                               (Dollars in thousands)
Gross Written Premiums
       Terra Nova                $42,884       24.8 %      $47,227       36.5 %      $207,359        37.4 %     $221,904      47.4 %
       Terra Nova (Bermuda)        2,622        1.5          9,073        7.0          34,546         6.2         42,146       9.0
       Terra Nova Capital        125,742       72.6         68,073       52.5         294,135        53.1        185,037      39.6
       Corifrance                  1,857        1.1          5,184        4.0          18,013         3.3         18,707       4.0
                             ------------  ---------   ------------  ---------    ------------  ----------   ------------ ---------
                    Total       $173,105      100.0 %     $129,557      100.0 %      $554,053       100.0 %     $467,794     100.0 %
                             ============  =========   ============  =========    ============  ==========   ============ =========

Net Written Premiums
       Terra Nova                $28,929       23.3 %      $42,574       39.0 %      $167,319        38.8 %     $197,626      50.5 %
       Terra Nova (Bermuda)        3,166        2.6         11,590       10.6          27,080         6.3         38,616       9.9
       Terra Nova Capital         90,460       73.0         50,924       46.7         220,373        51.1        138,104      35.3
       Corifrance                  1,307        1.1          4,016        3.7          16,333         3.8         16,603       4.3
                             ------------  ---------   ------------  ---------    ------------  ----------   ------------ ---------
                    Total       $123,862      100.0 %     $109,104      100.0 %      $431,105       100.0 %     $390,949     100.0 %
                             ============  =========   ============  =========    ============  ==========   ============ =========

Net Earned Premiums
       Terra Nova                $71,954       46.0 %      $63,628       55.5 %      $145,616        49.1 %     $130,512      52.4 %
       Terra Nova (Bermuda)       12,035        7.7         11,740       10.2          23,237         7.8         30,123      12.1
       Terra Nova Capital         68,241       43.7         35,114       30.6         118,781        40.1         78,856      31.6
       Corifrance                  4,158        2.6          4,226        3.7           8,764         3.0          9,801       3.9
                             ------------  ---------   ------------  ---------    ------------  ----------   ------------ ---------
                    Total       $156,388      100.0 %     $114,708      100.0 %      $296,398       100.0 %     $249,292     100.0 %
                             ============  =========   ============  =========    ============  ==========   ============ =========

Combined Ratio
       Loss ratio (including LAE)              72.0                      58.3 %                      68.1 %                   65.0 %
       Expense ratio                           48.1                      39.7                        43.1                     33.8
                                           ---------                 ---------                  ----------                ---------
       Combined Ratio                         120.1 %                    98.0 %                     111.2 %                   98.8 %
                                           =========                 =========                  ==========                =========


Results of Operations

   Gross written premiums increased 33.6% to $173.1 million in the second quarter of 1999, up from $129.6 million written in the same quarter last year. In the first six months, gross written premiums increased 18.4% to $554.1 million from $467.8 million in the first six months of 1998.

   For the second quarter of 1999, the Company made a before tax charge of $36.2 million ($25.2 million after tax) in connection with its withdrawal from the UK private passenger auto and the light aircraft and general aviation business.

   Second quarter net income was $13.2 million, or $0.51 per share in 1999, compared with $9.0 million after the 1998 extraordinary charge, or $0.34 per share in the second quarter of 1998. Net income for the six months was $34.3 million, or $1.32 per share, compared to last year's net income for the first six months of $33.4 million after the 1998 extraordinary charge, or $1.28 per share last year. Excluding the after tax charge, net income was $38.4 million in the second quarter and $59.5 million in the six months. The increase in net income excluding the charge was primarily due to an increase in net realized after tax investment gains to $24.3 million from $10.9 million in the first six months of last year.

   The Company has taken a number of actions to improve underwriting operations, including the decision to withdraw from the UK private passenger auto business and from the light aircraft and general aviation classes.

   Management's decision to cease writing "High Street" auto business followed extensive analysis of the private passenger sector of the Company's two auto syndicates. This analysis led management to conclude that fundamental structural changes have taken place in the UK private passenger auto market making it unlikely that the Company would make an acceptable profit in the foreseeable future. Management intends to maintain the Company's current position in the profitable foreign and fleet elements of the auto account.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

   The result for the six months reflects the events discussed above and two catastrophe losses in the second quarter, the hail storms in Australia in April and the tornadoes in the United States in May which resulted in incurred losses of $7.5 million. The extraordinary charge of $11.6 million incurred last year arose as a result of UK Holdings extinguishing all of its $100 million 10.75% Senior Notes due 2005. The charge was net of a $5.2 million income tax benefit. Net income was $34.3 million in the first six months of 1999 and $33.4 million after the extraordinary charge in the same period a year ago.

   The Company has changed its basis of segmentation from that used last year. The four reportable segments are Terra Nova, Terra Nova (Bermuda), Terra Nova Capital and Corifrance. The segments are strategic business units that operate in different markets. Terra Nova and the Lloyd's syndicates in which Terra Nova Capital participates are based in the London Market. The London Market is comprised of Lloyd's and companies with underwriting offices close to Lloyd's. Terra Nova (Bermuda) operates in the Bermuda Market which consists of both captive and independent companies. Corifrance is a French reinsurer specializing in property reinsurance in the European Market.

   Terra Nova's gross written premiums declined 9.1% to $42.9 million in the second quarter from $47.2 million in the second quarter of 1998. Gross written premiums for the six months were down 6.5% on the same period last year. Terra Nova's writings are a reflection of lower premium rates on most classes of business in which it participates and also its exit from marine hull and energy business in December 1998. The segment had an underwriting profit for the period, versus a loss a year ago. Favorable development on prior year Casualty loss reserves has been partially offset by unfavorable development on Property business following an increase in both the frequency and severity of catastrophe and large losses.

   Terra Nova (Bermuda)'s gross written premiums decreased 18.1% to $34.6 million in the six months, compared to $42.1 million in 1998. The prior year figure includes $11.9 million of orphan syndicate business. No orphan syndicate business has been written during the current year. Excluding orphan syndicate business, Terra Nova (Bermuda)'s gross written premiums are up 14.2% on last year. The segment traditionally writes little business in the second quarter as it writes predominantly property reinsurance, in the first quarter of the year. The segment had an underwriting profit on its own business for the second quarter broadly in line with that last year.

   Terra Nova Capital's gross written premiums increased by 84.6% to $125.7 million from $68.1 million in the second quarter and by 59.0% to $294.1 million from $185.0 million in the six months. The rise is due to an increased participation in the Octavian syndicates from approximately 60% of capacity in 1998 to approximately 77% in 1999 and an increase in writings at the Octavian syndicates. In 1999, the syndicates wrote $390.2 million of premiums, of which Terra Nova Capital's share was $294.1 million. In 1998, the syndicates wrote $305.0 million of which Terra Nova Capital's share was $185.0 million. The increase at the 100% level reflects higher writings at Syndicates 702 (benefitting from the newly opened Australian office and other initiatives put in place last year), 1227 (expansion of property writings) and 1228 (additional overseas auto business). The segment has written no orphan syndicate business in the year to date, compared to $16.0 million last year. Terra Nova Capital incurred a substantial loss in the second quarter due to a deteriorating result on auto business written predominantly in the last twelve to eighteen months and subsequent restructuring of the Company's auto and aviation business, as described above.

   Corifrance writes a large part of its business in the first quarter of each year. Gross written premiums in the first six months of 1999 were down 3.7% to $18.0 million from $18.7 million in 1998. The segment returned an underwriting profit in the second quarter due to low loss activity.

   The Company's underwriting loss was $31.4 million and $33.1 million for the second quarter and first six months of 1999, respectively, compared to profits of $2.2 million and $2.9 million a year ago. Excluding the auto and aviation charge, the Company's underwriting profit was $4.8 million for the second quarter and $3.1 million for the six month period.

   The Company's combined ratio increased to 111.2% in the first six months, up from 98.8% in the same period of 1998. Excluding the impact of the auto and aviation restructuring, the combined ratio was 98.9%. The loss ratio, excluding orphan syndicate business and the restructuring, decreased to 58.6% in the first half of 1999, from 59.7% in the first half of 1998. The expense ratio, excluding orphan syndicate business and the restructuring, increased to 38.4% in the first half of 1999, compared to 37.9% a year ago.

   Net investment income was $23.4 million for the second quarter of 1999, 1.3% below the $23.7 million in the second quarter of 1998. Net investment income increased by 0.4% in the first six months due to a 3.4% increase in average invested assets, but lower portfolio yields. The average annualized investment yield was 6.1% and 6.3%

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

in the first six months of 1999 and 1998, respectively.

   Realized net capital gains on sales of investments were $31.3 million in the first six months of 1999, compared to $14.6 million last year. The majority of gains in each period arose from sales of equity securities.

   The net contribution from agency income fell during the second quarter due to lower profit commission from the syndicates managed by Octavian and to a change in the stock option compensation expense estimate in respect of the Octavian Stock Option Plan. The Plan provides for the grant of options based on profit commissions received by Octavian for the 1996 to 2000 Lloyd's underwriting years. The compensation expense is calculated using APB No.25 and is dependent on both the share price at the grant date for each underwriting year and the projected number of options to be granted. Any change in these variables gives rise to a change in the compensation expense.

   Interest expense in 1999 relates to interest on the $100 million 7.0% Senior Notes issued on May 18, 1998 and interest on the $75 million or 7.2% Senior Notes issued on August 26, 1997. The interest expense in 1998 related to the $100 million and $75 million Senior Notes issues and the $100 million 10.75% Senior Notes extinguished in the second quarter of that year.

   Other expenses increased in 1999 due to a higher level of corporate activity.


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

   The shareholders' equity of the Company at June 30, 1999, was $532.7 million. The decrease of $38.2 million in the first six months to June 30, 1999, was a result of lower bond valuations and the share repurchases, partly offset by growth in retained earnings. Book value per share decreased $1.42 to $2l.09 at June 30, 1999, compared to $22.51 at year end 1998. Shareholders' equity included $290.6 million at Terra Nova and $347.7 million at Terra Nova (Bermuda).

   For the six months ended June 30, 1999, the cashflow used in operating activities of the Company was $12.4 million compared to cashflow provided by operating activities of $12.2 million in 1998. The variance was largely a factor of:

   a)  claims payments on Hurricane Georges and Hurricane Mitch during 1999; and

   b) Terra Nova Capital's not receiving cash in the first six months of 1999, compared to that received in the first six months of 1998 from orphan syndicate business written both in the last quarter of 1997 and the first quarter of 1998.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

   Total investments and cash were $1,484.7 million at June 30, 1999. At June 30, 1999, 87.7%, 7.4% and 4.9% of total investments and cash were held in fixed maturities, common stocks and cash and cash equivalents, respectively. At June 30, 1999, around 93% of the Company's fixed income investments were rated "A" or better by Moody's or S&P. The Company's investment portfolio earned interest and dividend income, net of investment management fees, of 6.1% and 6.3% in the six months ended June 30, 1999, and 1998, respectively. The Company's realized investment gains were $31.3 million and $14.6 million in the six months ended June 30, 1999, and 1998, respectively.

   On August 5, 1999, the Company announced that it had received an unsolicited merger proposal and that the Board of Directors had engaged Donaldson, Lufkin and Jenrette to assist the Company in conducting a review of its strategic alternatives, including a possible business combination.

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

   The Company identified relevant issues and established a strategy to deal with each phase of the euro's implementation. The Company has the capability to process and account for current transactions in the euro, and as needs are identified, will modify its information technology and other systems in response to changed or expanded exposures to euro transactions.

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

   Other internally-supported software not identified as business critical was judged compliant by December 31, 1998, after testing and implementation work. Externally supported packages and services were assessed. All suppliers and manufacturers were contacted for their compliance status. Where possible, all essential packages are being tested and this will be completed by the end of the third quarter, 1999.

   Remediation of non-business critical systems with embedded chips has been challenging. Work has targeted systems within the Company's control. Developers of old systems have been reluctant to reply to questions concerning their Year 2000 compliance status, or are no longer trading. After assessing this area of the project for criticality, the Project team determined that only a few systems were at risk. The majority of these have now been judged compliant. There are no outstanding systems that would result in a significant negative impact on the Company's operations in the event of failure.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

   An IT contingency plan, covering all aspects of IT, has been developed in line with the Lloyd's timescale of June 30, 1999. This plan has been designed to offer a workable alternative in event of failure of a business critical system.

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

   By June 30, 1999, the Company had completed an initial assessment of risks already written. This initial assessment forms the basis for more detailed ongoing reviews. At Terra Nova, the in-force portfolio of insurance and reinsurance contracts was broken down into those risks that currently provide no cover beyond December 31, 1999, those that might provide cover beyond December 31, 1999 (by virtue of run-off provisions or extended reporting clauses) and those risks that run beyond the millennium. A matrix coding system was developed to numerically quantify the class exposure and effect of the underwriting action taken at the insurance or reinsurance level. The matrix is applied on a risk by risk basis. The matrix multiplies a "class exposure" coding by an "underwriting action" coding to give a geometric weighting. This geometric weighting, combined with the potential in-force analysis, and overlaid by "likelihood of loss factors", enables a calculation to be made of Terra Nova's probable maximum loss ("PML"). To support the matrix, a detailed commentary was prepared by each class underwriter of the potential exposure on a class by class basis, together with the current underwriting approach, based on individual judgment and experience. This work was reviewed by the underwriting committee and the senior underwriter of each underwriting unit for commonality of approach. Terra Nova (Bermuda) is applying the matrix coding system in the same way as Terra Nova.

   Remediation work within the Underwriting section of the Project is ongoing. The described underwriting approach is continually monitored and re-evaluated with reference to external factors and market position. Exclusionary contract language is being used where it is considered appropriate. Equally, the method of calculating the PML, the weightings applied for the individual factors and likelihood of loss factors are subject to review and revision, as necessary. At June 30, 1999, management believes the PML reflects a reasonable level of risk for contracts currently in existence. All new business opportunities are exposed to the PML calculation. No new contracts are written where the Year 2000 exposure is unsatisfactory.

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

   Overall, management believes reliance on the combined experience of the Company's underwriters who contribute to the ongoing assessment will enable the Company to make prudent judgments about exposures and to react accordingly.

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

   Material trading partners at all business levels have been contacted and asked to respond with an assessment of the Year 2000 compliance status of their own businesses. While responses remain slightly under fifty per cent, the individual business areas within the Company have confirmed they are confident that replies received from the essential third parties are adequate. The responses from the trading partners are taken into account when developing the Year 2000 contingency plan to ensure critical business areas will have measures in place to manage the risk associated with the failure of third parties to provide effective and ongoing essential services and supplies.

Costs

   The total cost of the Year 2000 Project is not expected to be material to the Company's financial position. The estimated total cost of analyzing and implementing required modifications to bring the Company to Year 2000 compliance is $3.0 million, which is being funded from operating cash flows. The Company chiefly used internal human resources for work on the Year 2000 Project. The total amount expended on the Project through June 30, 1999, was $2.8 million of which $2.6 million related to the cost to repair or replace software and resolve related hardware problems and $0.2 million related to the cost of identifying and communicating with third parties. The estimated future cost of completing the Year 2000 Project is $0.2 million.

Risks

   From an IT perspective, the Year 2000 risks have been reduced significantly by bringing business critical systems into compliance. These risks should not restrict the ability of the Company to trade through the Year 2000. The Company's reliance on compliance adequacy of outside suppliers and trading partners can only be addressed through questionnaires and compliance statements. Even with apparently thorough third parties' responses, the Company cannot guarantee their Year 2000 readiness. The inability of such third parties to complete their Year 2000 remediation processes could materially affect the Company.

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

   On August 5, 1999, the Company declared a dividend of $0.06 per share payable on September 27, 1999, to shareholders of record as of September 3, 1999.

   The declaration and payment of dividends is at the discretion of the Board of Directors of the Company and will depend on the Company's results of operations, the financial position and capital requirements of the Company's operating subsidiaries, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors of the Company views relevant. While the Company is not itself subject to any contractual restrictions or significant legal prohibitions on dividend payments, the Company's subsidiaries are subject to regulatory and legal constraints on their respective abilities to pay dividends. Therefore, there is no assurance that dividends will be declared or paid in the future.


Quantitative and Qualitative Disclosure about Market Risk

   The Company presented a discussion about its risk management activities in its Form 10-K for the year ended December 31, 1998. The Company believes there have been no material changes regarding its market risks during the six months ended June 30, 1999.

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





Date:      August 12, 1999      By:  /s/JOHN J. DWYER
           ---------------           ----------------
                                     John J. Dwyer
                                     Chairman



Date:      August 12, 1999      By:  /s/WILLIAM J. WEDLAKE
           ---------------           ---------------------
                                     William J. Wedlake
                                     Chief Financial Officer, Senior Vice
                                     President and Principal Accounting Officer