Form 10-Q
period 1999-09-30
TERRA NOVA BERMUDA HOLDING LTD
filed 1999-11-15
CIK 935937

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

  [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

                                Richmond House
                             12 Par La Ville Road
                                 Hamilton HM08
                                    Bermuda
             -----------------------------------------------------
                   (Address of principal executive offices)

                           Telephone: (441) 292 7731
             -----------------------------------------------------
              (Registrants telephone number, including area code)

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


                        YES        X             NO
                            ----------------        -----------------

The number of registrant's ordinary shares ($5.80 par value) outstanding on November 15, 1999 was 25,367,809.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

                              INDEX TO FORM 10-Q

                                                                                                                      Page No.
                                                                                                                      --------
Part I - FINANCIAL INFORMATION
------------------------------

 Item 1.              Financial Statements:

                      Consolidated Balance Sheets
                         September 30, 1999 (Unaudited) and December 31, 1998 (Audited)                                1

                      Consolidated Statements of Operations (Unaudited)
                         Three Months Ended September 30, 1999 and 1998
                         Nine Months Ended September 30, 1999 and 1998                                                 2

                      Consolidated Statements of Comprehensive Income (Unaudited)
                         Three Months Ended September 30, 1999 and 1998
                         Nine Months Ended September 30, 1999 and 1998                                                 3

                      Consolidated Statements of Shareholders' Equity (Unaudited)
                         Nine Months Ended September 30, 1999 and 1998                                                 4

                      Consolidated Statements of Cash Flows (Unaudited)
                         Nine Months Ended September 30, 1999 and 1998                                                 5

                      Notes to the Interim Consolidated Financial Statements (Unaudited)                               6


 Item 2.              Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                       11


 Item 2A.             Quantitative and Qualitative Disclosure about Market Risk                                       19


Part II - OTHER INFORMATION
---------------------------

 Item 6.              Exhibits and Reports on Form 8-K                                                                20

 Signatures                                                                                                           21

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets
                            (dollars in thousands)

                                                                                At September 30,     At December 31,
                                                                                     1999                 1998
                                                                                ---------------      ----------------
                                                                                 (Unaudited)            (Audited)
                                  ASSETS
Investments, available for sale, at fair value:
      Fixed maturities:
           Bonds (amortized cost $1,324,177 and $1,374,272, respectively)           $1,313,815            $1,446,621
      Common stocks (cost $91,024 and $56,924, respectively)                            96,035                88,022
                                                                                ---------------      ----------------
           Total investments                                                         1,409,850             1,534,643
Cash and cash equivalents                                                               87,486                40,394
Accrued investment income                                                               27,397                30,015
Insurance balances receivable                                                          151,329                81,634
Reinsurance recoverable on paid losses                                                  53,650                45,882
Reinsurance recoverable on unpaid losses                                               248,583               226,099
Accrued premium income                                                                 302,877               283,383
Prepaid reinsurance premiums                                                            93,150                37,472
Deferred acquisition costs                                                             133,386               107,607
Deferred income taxes                                                                    5,339                     -
Other assets                                                                            94,695                92,243
                                                                                ---------------      ----------------
           Total assets                                                             $2,607,742            $2,479,372
                                                                                ===============      ================

                               LIABILITIES
Unpaid losses and loss adjustment expenses                                          $1,216,494            $1,209,003
Unearned premiums                                                                      537,235               401,002
Insurance balances payable                                                              61,442                23,941
Income taxes payable                                                                    12,489                 4,228
Deferred income taxes                                                                        -                27,450
Long-term debt                                                                         175,000               175,000
Other liabilities                                                                       79,068                67,886
                                                                                ---------------      ----------------
           Total liabilities                                                         2,081,728             1,908,510
                                                                                ===============      ================

                           SHAREHOLDERS' EQUITY
Common shares
"A" ordinary shares, 75,000,000 authorized, $5.80 par value
      (24,348,192 issued and outstanding; 1998: 24,172,717)                            141,218               140,202
"B" ordinary shares, convertible, 10,000,000 authorized, $5.80 par value
      (1,796,217 issued and outstanding; 1998: 1,796,217)                               10,418                10,418
Stock held in Trust, at cost                                                           (16,787)              (12,900)
Deferred equity compensation                                                             7,698                 4,623
Additional capital                                                                     113,856               111,727
Retained earnings                                                                      277,866               236,292
Accumulated other comprehensive income                                                  (8,255)               80,500
                                                                                ---------------      ----------------
           Total shareholders' equity                                                  526,014               570,862
                                                                                ---------------      ----------------

                                                                                ---------------      ----------------
           Total liabilities and shareholders' equity                               $2,607,742            $2,479,372
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

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                  (dollars in thousands except share amounts)

                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                  September 30,
                                                                      ---------------------------   ---------------------------
                                                                         1999           1998           1999           1998
                                                                      -----------    ------------   ------------   ------------
Revenues
        Net written premiums                                            $125,091        $115,879       $556,196       $506,828
        Decrease (increase) in unearned premiums                          37,882          13,518        (96,825)      (128,139)
                                                                      ===========    ============   ============   ============
        Net earned premiums                                              162,973         129,397        459,371        378,689
        Net investment income                                             23,289          23,250         69,745         69,513
        Realized net capital (losses) gains on sales of investments       (1,654)          1,374         29,626         15,932
        Foreign exchange gains (losses)                                      989             (62)           408            244
        Agency income                                                      2,095           4,620         11,577         15,104
                                                                      -----------    ------------   ------------   ------------
                     Total revenues                                      187,692         158,579        570,727        479,482
                                                                      -----------    ------------   ------------   ------------

Expenses
        Losses and loss adjustment expenses, net                         112,063          80,743        313,934        242,865
        Acquisition costs                                                 55,597          42,295        170,665        117,460
        Other operating expenses                                           4,444           3,757         16,966         12,883
        Interest expense                                                   3,100           3,100          9,300         10,597
        Agency expense                                                       770           3,507         10,003         11,972
        Other expenses                                                     1,566           1,232          5,947          4,455
                                                                      -----------    ------------   ------------   ------------
                     Total expenses                                      177,540         134,634        526,815        400,232
                                                                      ===========    ============   ============   ============

Income from operations before income tax                                  10,152          23,945         43,912         79,250
Income tax (benefit) expense                                              (1,816)          4,174         (2,355)        14,456
                                                                      -----------    ------------   ------------   ------------
Net income before extraordinary charge                                   $11,968         $19,771        $46,267        $64,794
                                                                      ===========    ============   ============   ============

Extraordinary charge after tax                                                 -               -              -         11,641
                                                                      -----------    ------------   ------------   ------------
Net income                                                               $11,968         $19,771        $46,267        $53,153
                                                                      ===========    ============   ============   ============

Basic earnings per common share
        Net income before extraordinary charge                             $0.47           $0.78          $1.83          $2.55
        Extraordinary charge                                                   -               -              -          (0.46)
                                                                      -----------    ------------   ------------   ------------
        Net income                                                         $0.47           $0.78          $1.83          $2.09
                                                                      ===========    ============   ============   ============

Diluted earnings per common share
        Net income before extraordinary charge                             $0.45           $0.75          $1.77          $2.48
        Extraordinary charge                                                   -               -              -          (0.45)
                                                                      -----------    ------------   ------------   ------------
        Net income                                                         $0.45           $0.75          $1.77          $2.03
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

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)
                            (dollars in thousands)

                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                  September 30,
                                                                      ---------------------------   ---------------------------
                                                                         1999           1998           1999           1998
                                                                      -----------    ------------   ------------   ------------
Net income                                                               $11,968         $19,771        $46,267        $53,153
                                                                      -----------    ------------   ------------   ------------

Other comprehensive (loss) income:

Unrealized (depreciation) appreciation of investments before tax         (23,499)         28,151        (79,172)        44,807
Tax benefit (expense)                                                      3,271          (4,569)        14,766         (7,948)
                                                                      -----------    ------------   ------------   ------------
Unrealized (depreciation) appreciation of investments after tax          (20,228)         23,582        (64,406)        36,859
                                                                      -----------    ------------   ------------   ------------

Less:   Reclassification adjustment for gains included
        in net income before tax                                           1,654          (1,374)       (29,626)       (15,932)
        Tax expense                                                         (248)           (208)         6,755          3,433
                                                                      -----------    ------------   ------------   ------------
        Reclassification adjustment for gains included
        in net income after tax                                            1,406          (1,582)       (22,871)       (12,499)
                                                                      -----------    ------------   ------------   ------------

Currency translation adjustments                                          (1,188)            111         (1,478)           176

                                                                      -----------    ------------   ------------   ------------
Other comprehensive (loss) income:                                       (20,010)         22,111        (88,755)        24,536
                                                                      -----------    ------------   ------------   ------------

                                                                      -----------    ------------   ------------   ------------
Comprehensive (loss) income                                              $(8,042)        $41,882       $(42,488)       $77,689
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

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                                  (Unaudited)
                            (dollars in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                               -----------------------------------
                                                                                   1999                 1998
                                                                               --------------      ---------------
Common "A" shares:
              Balance, beginning of period                                          $140,202             $139,724
              Exercise of stock options                                                1,016                  460
                                                                               --------------      ---------------
                          Balance, end of period                                     141,218              140,184
                                                                               --------------      ---------------

Common "B" shares:
              Balance, beginning and end of period                                    10,418               10,418
                                                                               --------------      ---------------

Stock held in Trust, at cost:
              Balance, beginning of period                                           (12,900)              (9,500)
              Repurchased during the period                                           (3,887)                   -
                                                                               --------------      ---------------
                          Balance, end of period                                     (16,787)              (9,500)
                                                                               --------------      ---------------

Deferred equity compensation:
              Balance, beginning of period                                             4,623                3,275
              Stock option compensation expense                                        3,075                3,075
                                                                               --------------      ---------------
                          Balance, end of period                                       7,698                6,350
                                                                               --------------      ---------------

Additional capital:
              Balance, beginning of period                                           111,727              111,568
              Options exercised during period                                          2,129                  158
                                                                               --------------      ---------------
                          Balance, end of period                                     113,856              111,726
                                                                               --------------      ---------------

Retained earnings:
              Balance, beginning of period                                           236,292              169,861
              Net income                                                              46,267               53,153
              Dividends paid on ordinary shares                                       (4,693)              (4,424)
                                                                               --------------      ---------------
                          Balance, end of period                                     277,866              218,590
                                                                               --------------      ---------------

Accumulated other comprehensive income:
              Balance, beginning of period                                            80,500               56,542
              Unrealized depreciation of investments, net of tax                     (87,277)              24,360
              Currency translation adjustments                                        (1,478)                 176
                                                                               --------------      ---------------
                          Balance, end of period                                      (8,255)              81,078
                                                                               --------------      ---------------

                                                                               --------------      ---------------
                          Total shareholders' equity                                $526,014             $558,846
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

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (dollars in thousands)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                             -------------------------------------
                                                                                                  1999                  1998
                                                                                             ---------------       ---------------
Cash flows from operating activities:
            Net income                                                                              $46,267               $53,153

Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
            Amortization of goodwill                                                                  3,184                   695
            Extraordinary charge                                                                          -                16,871
            Stock option compensation expense                                                         2,756                 3,075
            Realized net capital gains                                                              (29,627)              (15,932)
            Change in unpaid losses and loss adjustment expenses                                     19,824                 1,717
            Change in unearned premiums and prepaid reinsurance                                      80,555               128,144
            Change in insurance balances payable                                                     37,501                13,439
            Change in insurance balances receivable, accrued premium income and
                reinsurance recoverable on paid and unpaid losses                                  (118,824)             (123,615)
            Change in deferred acquisition costs                                                    (25,781)              (43,275)
            Change in accrued investment income                                                       2,617                (3,673)
            Change in current and deferred income taxes                                              (5,856)                2,125
            Change in other assets and liabilities, net                                              (1,786)              (21,041)
                                                                                             ---------------       ---------------
                    Total adjustments                                                               (35,437)              (41,470)
                                                                                             ---------------       ---------------
                    Net cash and cash equivalents provided by operating activities                   10,830                11,683
                                                                                             ---------------       ---------------
Cash flows from investing activities:
            Proceeds of fixed maturities matured                                                      9,170                37,057
            Proceeds of fixed maturities sold                                                       274,831               339,000
            Proceeds of equity securities sold                                                      152,533               114,041
            Purchase of fixed maturities                                                           (240,684)             (439,698)
            Purchase of equity securities                                                          (154,134)              (94,612)
                                                                                             ---------------       ---------------
                    Net cash and cash equivalents provided by (used in) operating activities         41,716               (44,212)
                                                                                             ---------------       ---------------
Cash flows from financing activities:
            Ordinary dividends paid to stockholders                                                  (4,694)               (4,412)
            Redemption of public debt                                                                     -              (113,053)
            Proceeds from public debt offering                                                            -                99,899
            Payment of fees for financing public debt offering                                            -                  (913)
            Repurchases of stock                                                                     (3,887)                    -
            Proceeds from exercise of stock options                                                   3,145                   618
                                                                                             ---------------       ---------------
                    Net cash and cash equivalents used in financing activities                       (5,436)              (17,861)
                                                                                             ---------------       ---------------
Change in cash and cash equivalents                                                                  47,110               (50,390)
Exchange on foreign currency cash balances                                                              (18)                  653
Cash and cash equivalents at beginning of period                                                     40,394               109,864
                                                                                             ---------------       ---------------
Cash and cash equivalents at end of period                                                          $87,486               $60,127
                                                                                             ===============       ===============

Supplemental disclosure of cash flow information
            Income taxes (refunded) paid                                                              $(250)               $4,389
                                                                                             ===============       ===============
            Interest paid                                                                            $8,900               $14,638
                                                                                             ===============       ===============

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

  These Statements should be read with the audited consolidated financial statements as of December 31, 1998.


2. Contingencies

  The Company is involved regularly, directly or indirectly, in litigation in the ordinary course of conducting its insurance and reinsurance business. In some cases, plaintiffs seek to establish coverage for liability under environmental protection laws. While the nature and extent of insurance and reinsurance coverage for environmental liability has widened since 1980, in management's judgment, none of these cases, individually or collectively, is likely to result in judgments for amounts which, net of losses and loss adjustment expense liabilities previously established and reinsurance recoverables which management believes are probable of realization, would have a material effect on the financial position of the Company, although there is no assurance as to whether or not such losses will materially affect the Company's results of operations for any period.


3.  Earnings per Common Share and Common Share Equivalent

  The following earnings per share ("EPS") have been calculated using SFAS No.128 "Earnings per Share":

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                           -------------------------------------
                                                                                1999                 1998
                                                                           ---------------      ----------------
                                                                                  (dollars in thousands
                                                                                  except share amounts)
Income available to common stockholders                                           $46,267               $53,153
                                                                           ---------------      ----------------

Shares outstanding for basic EPS calculation                                   25,285,940            25,473,657
                                                                           ---------------      ----------------

Basic EPS                                                                           $1.83                 $2.09
                                                                           ===============      ================

Shares added for diluted EPS calculation to reflect the effect of:
    Stock options                                                                 826,488               727,601
                                                                           ---------------      ----------------

Shares outstanding for diluted EPS calculation                                 26,112,428            26,201,258
                                                                           ---------------      ----------------

Diluted EPS                                                                         $1.77                 $2.03
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

  The Company cedes reinsurance to and assumes reinsurance from Lloyd's of London ("Lloyd's") syndicates. At September 30, 1999, the aggregate exposure on reinsurance ceded to Lloyd's syndicates for continuing operations, including estimated reinsurance recoveries for losses incurred but not reported, was about $75.0 million.

(a)   Net written premiums are comprised of the following:

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                             --------------------------------------
                                                                                  1999                  1998
                                                                             ----------------      ----------------
                                                                                    (dollars in thousands)
Direct business                                                                     $453,430              $296,426
Reinsurance assumed                                                                  256,825               296,945
Reinsurance ceded                                                                   (154,059)              (86,543)
                                                                             ----------------      ----------------
Net written premiums                                                                $556,196              $506,828
                                                                             ================      ================

(b)   Net earned premiums are comprised of the following:

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                             --------------------------------------
                                                                                  1999                  1998
                                                                             ----------------      ----------------
                                                                                    (dollars in thousands)
Direct business                                                                     $335,599              $205,347
Reinsurance assumed                                                                  237,137               232,416
Reinsurance ceded                                                                   (113,365)              (59,074)
                                                                             ----------------      ----------------
Net earned premiums                                                                 $459,371              $378,689
                                                                             ================      ================

(c)   Losses and loss adjustment expenses, net, are comprised of the following:

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                             --------------------------------------
                                                                                  1999                  1998
                                                                             ----------------      ----------------
                                                                                    (dollars in thousands)
Losses and loss adjustment expenses                                                 $411,488              $298,046
Reinsurance ceded                                                                    (97,554)              (55,181)
                                                                             ----------------      ----------------
Losses and loss adjustment expenses, net                                            $313,934              $242,865
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

                                                       Three months ended September 30, 1999
                           -----------------------------------------------------------------------------------------------
                             Terra Nova           Terra Nova         Terra Nova         Corifrance             Total
                                                  (Bermuda)            Capital
                                                                (dollars in thousands)
Net earned premiums                $58,518             $10,928             $88,523             $5,004            $162,973
                           ----------------     ---------------    ----------------   ----------------    ----------------
Segment profit (loss)                4,968              14,902             (10,430)               881              10,321
                           ----------------     ---------------    ----------------   ----------------    ----------------
Segment assets                   1,317,307             754,385             634,005             91,675           2,797,372
                           ----------------     ---------------    ----------------   ----------------    ----------------
                                                       Three months ended September 30, 1999
                           -----------------------------------------------------------------------------------------------
                             Terra Nova           Terra Nova         Terra Nova         Corifrance             Total
                                                  (Bermuda)            Capital
                                                                (dollars in thousands)

Net earned premiums                $68,468              $9,469             $45,762             $5,698            $129,397
                           ----------------     ---------------    ----------------   ----------------    ----------------
Segment profit (loss)               12,203              12,986              (2,926)             3,246              25,509
                           ----------------     ---------------    ----------------   ----------------    ----------------
Segment assets                   1,472,708             624,180             379,008            115,684           2,591,580
                           ----------------     ---------------    ----------------   ----------------    ----------------

                                                       Three months ended September 30, 1999
                           -----------------------------------------------------------------------------------------------
                             Terra Nova           Terra Nova         Terra Nova         Corifrance             Total
                                                  (Bermuda)            Capital
                                                                (dollars in thousands)

Net earned premiums               $204,135             $34,165            $207,303            $13,768            $459,371
                           ----------------     ---------------    ----------------   ----------------    ----------------
Segment profit (loss)               56,570              58,385             (60,144)             5,521              60,332
                           ----------------     ---------------    ----------------   ----------------    ----------------
Segment assets                   1,317,307             754,385             634,005             91,675           2,797,372
                           ----------------     ---------------    ----------------   ----------------    ----------------

                                                       Three months ended September 30, 1999
                           -----------------------------------------------------------------------------------------------
                             Terra Nova           Terra Nova         Terra Nova         Corifrance             Total
                                                  (Bermuda)            Capital
                                                                (dollars in thousands)

Net earned premiums               $198,980             $39,592            $124,618            $15,499            $378,689
                           ----------------     ---------------    ----------------   ----------------    ----------------
Segment profit                      41,826              34,578               2,539              6,834              85,777
                           ----------------     ---------------    ----------------   ----------------    ----------------
Segment assets                   1,472,708             624,180             379,008            115,684           2,591,580
                           ----------------     ---------------    ----------------   ----------------    ----------------

  Segment profit or loss is measured by income from operations before income tax. All inter-segment revenues have been eliminated on consolidation.

  The Company has changed its basis of segmentation from that used in the 1998 Annual Report on Form 10-K. The four segments reported in the 1998 Form 10-K were as follows:

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

  A reconciliation of the total reportable segments' profit to the Company's consolidated income from operations before tax and extraordinary charge is provided below:

                                                      Three months ended September 30,         Nine months ended September 30,
                                                    --------------------------------------   -------------------------------------
                                                          1999                 1998                1999                1998
                                                                                 (dollars in thousands)
Segment profit                                               $10,321              $25,509             $60,332             $85,777
Reconciling item                                                (169)              (1,564)            (16,420)             (6,527)
                                                    -----------------    -----------------   -----------------    ----------------
Income from operations before income tax
    and extraordinary charge                                 $10,152              $23,945             $43,912             $79,250
                                                    =================    =================   =================    ================

6. Summarized Financial Information for Terra Nova Insurance (UK) Holdings plc ("UK Holdings")

  UK Holdings is the issuer of $75 million 7.2% Senior Notes due 2007 and $100 million 7.0% Senior Notes due 2008. The Notes are guaranteed fully and unconditionally by the Company.

  Summarized consolidated balance sheet information for UK Holdings as at September 30, 1999, and December 31, 1998, and summarized consolidated statement of operations information for the nine months ended September 30, 1999, and 1998, about UK Holdings is set out below.

                                                                                September 30,          December 31,
                                                                                    1999                  1998
                                                                               ----------------      ----------------
                                                                                      (dollars in thousands)
Investments and cash                                                                  $845,276              $900,442
Reinsurance recoverable on unpaid losses                                               438,071               459,497
Accrued premium income                                                                 270,926               236,885
Other assets                                                                           521,494               364,172
                                                                               ----------------      ----------------
              Total assets                                                          $2,075,767            $1,960,996
                                                                               ================      ================

Unpaid losses and loss adjustment expenses                                          $1,100,356            $1,093,082
Unearned premiums                                                                      508,257               375,574
Long-term debt                                                                         175,000               175,000
Other liabilities                                                                      139,111               108,250
                                                                               ----------------      ----------------
              Total liabilities                                                      1,922,724             1,751,906
                                                                               ----------------      ----------------
              Total shareholders' equity                                               153,043               209,090
                                                                               ----------------      ----------------
              Total liabilities and shareholders' equity                            $2,075,767            $1,960,996
                                                                               ================      ================

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                   1999                  1998
                                                                              ---------------       ---------------
                                                                                     (dollars in thousands)
Net earned premiums                                                                 $413,690              $327,165
Net investment income                                                                 40,763                43,188
Realized investment gains                                                             22,108                11,074
Foreign exchange (losses) gains                                                          450                   194
Agency income                                                                          9,702                15,104
                                                                              ---------------       ---------------
Total revenues                                                                       486,713               396,725
Underwriting costs and expenses                                                     (499,657)             (352,049)
                                                                              ---------------       ---------------
(Loss) income from operations before income tax                                      (12,944)               44,676
                                                                              ---------------       ---------------
Net (loss) income before extraordinary charge                                       $(10,589)              $30,220
                                                                              ===============       ===============
Extraordinary charge after tax                                                             -               (11,641)
                                                                              ---------------       ---------------
Net income                                                                          $(10,589)              $18,579
                                                                              ===============       ===============

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


The Company

  The following is a discussion of the Company's results of operations, financial condition, liquidity and capital resources. All references to the "Company" are to Terra Nova (Bermuda) Holdings Ltd. (the "Company") and all of its direct and indirect subsidiaries, including Terra Nova Insurance (UK) Holdings plc ("UK Holdings"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Compagnie de Reassurance d'Ile de France ("Corifrance"), Octavian Syndicate Management Limited ("Octavian") and Terra Nova Capital Limited ("Terra Nova Capital"). This discussion should be read with the audited consolidated financial statements of the Company as of December 31, 1998.


Business Operations

  The Company writes specialty property, casualty, marine and aviation insurance and reinsurance business through its subsidiaries on a worldwide basis.

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

  The Company's premiums by segment for the three and nine months ended September 30, 1999, and 1998, and the combined ratio are set out in the following table:

                                    Three Months Ended September 30,                    Nine Months Ended September 30,
                            ----------------------------------------------     ----------------------------------------------
                               1999                      1998                      1999                     1998
                              Amount      Percent       Amount     Percent        Amount      Percent      Amount     Percent
                            -----------  --------   -----------   --------     -----------  ---------   -----------  --------
                                         (Dollars in thousands)                             (Dollars in thousands)
Gross Written Premiums
       Terra Nova               $32,916      21.1%      $49,106       39.1%       $240,275       33.8%     $271,010      45.7%
       Terra Nova (Bermuda)       5,202       3.3         4,430        3.5          39,748        5.6        46,576       7.8
       Terra Nova Capital       115,525      74.0        69,209       55.1         409,660       57.7       254,246      42.9
       Corifrance                 2,559       1.6         2,831        2.3          20,572        2.9        21,538       3.6
                            -----------  --------   -----------   --------     -----------  ---------   -----------  --------
                    Total      $156,202     100.0%     $125,576      100.0%       $710,255      100.0%     $593,370     100.0%
                            ===========  ========   ===========   ========     ===========  =========   ===========  ========

Net Written Premiums
       Terra Nova               $31,804      25.4%      $48,321       41.7%       $199,123       35.8%     $245,947      48.5%
       Terra Nova (Bermuda)       7,852       6.3         5,509        4.7          34,932        6.3        44,125       8.7
       Terra Nova Capital        83,088      66.4        59,658       51.5         303,461       54.5       197,762      39.0
       Corifrance                 2,347       1.9         2,392        2.1          18,680        3.4        18,995       3.8
                            -----------  --------   -----------   --------     -----------  ---------   -----------  --------
                    Total      $125,091     100.0%     $115,880      100.0%       $556,196      100.0%     $506,829     100.0%
                            ===========  ========   ===========   ========     ===========  =========   ===========  ========


Net Earned Premiums
       Terra Nova               $58,518      35.9%      $68,468       52.9%       $204,135       44.5%     $198,981      52.5%
       Terra Nova (Bermuda)      10,928       6.7         9,469        7.3          34,165        7.4        39,592      10.5
       Terra Nova Capital        88,523      54.3        45,762       35.4         207,303       45.1       124,618      32.9
       Corifrance                 5,004       3.1         5,698        4.4          13,768        3.0        15,499       4.1
                            -----------  --------   -----------   --------     -----------  ---------   -----------  --------
                    Total      $162,973     100.0%     $129,397      100.0%       $459,371      100.0%     $378,690     100.0%
                            ===========  ========   ===========   ========     ===========  =========   ===========  ========




Combined Ratio
       Loss ratio (including LAE)            68.8                     62.4%                      68.3%                   64.1%
       Expense ratio                         36.8                     35.6                       40.9                    34.4
                                         --------                 --------                  ---------                --------
       Combined Ratio                       105.6%                    98.0%                     109.2%                   98.5%
                                         ========                 ========                  =========                ========


Results of Operations

  Gross written premiums increased 24.4% to $156.2 million in the third quarter of 1999, up from $125.6 million written in the third quarter of 1998. Gross written premiums for the nine months were $710.3 million, up 19.7% from $593.4 million written in the same period a year ago.

  Terra Nova's gross written premiums were $32.9 million in the third quarter compared to $49.1 million in the third quarter of 1998. Gross written premiums for the nine months were $240.3 million compared to $271.0 million in the same period last year. Terra Nova's premium writings reflect lower premium rates on most classes of business in which it participates and its exit from marine hull and energy business in December 1998.

  Terra Nova (Bermuda)'s gross written premiums increased 18.2% to $5.2 million in the third quarter from $4.4 million last year. Gross written premiums for the nine months were $39.7 million compared to $46.6 million in 1998. The prior year figure includes $11.9 million of orphan syndicate business. No orphan syndicate business has been written during the current year. Excluding orphan syndicate business, Terra Nova (Bermuda)'s gross written premiums are up

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

14.4% on last year. The segment traditionally writes little business in the third quarter as it writes mainly property reinsurance in the first quarter of the year.

  Terra Nova Capital's gross written premiums increased by 66.9% to $115.5 million from $69.2 million in the third quarter and by 61.2% to $409.7 million from $254.2 million in the first nine months. The rise is due to an increased participation in the Octavian syndicates from about 60% of capacity in 1998 to about 77% in 1999 and an increase in premium writings at the Octavian syndicates. The increase also reflects higher writings at syndicates 702 (benefiting from the newly opened Australian office and other initiatives put in place last year), 1227 (expansion of property writings) and 1228 (more overseas auto business). The segment has written no orphan syndicate business in the year so far compared to $16.0 million last year.

  Corifrance writes a large part of its business in the first quarter of each year. Gross written premiums in the first nine months of 1999 were $20.6 million compared to $21.5 million in 1998.

  The Company's combined ratio was 109.2% in the first nine months against 98.5% in the same period of 1998. Excluding the charge in the second quarter of 1999 associated with the Company's withdrawal from UK private passenger auto, light aircraft and general aviation businesses, the combined ratio was 101.3%.

  The Company's underwriting results reflect the ongoing effects of price erosion over the past several years, the late reporting of losses from last year's hurricanes Georges and Mitch and a significant number of large catastrophe losses in the United States and the rest of the world. The third quarter results included $9.0 million of property losses associated with the various catastrophes, most significantly, Hurricane Floyd and the earthquakes in Turkey.

  Net investment income was $23.3 million for the third quarter of 1999 in line with the same period a year ago. Net investment income increased to $69.7 million for the first nine months compared to $69.5 million in 1998. This reflects the decision taken last year to increase the equity component of the investment portfolio by $20.0 million consistent with the Company's longer term focus on growing the book value of the Company. The average annualized investment yield was 6.0% and 6.2% in the first nine months of 1999 and 1998, respectively.

  Realized net capital gains on sales of investments were $22.9 million in the first nine months of 1999, up from $12.5 million last year. The majority of gains in each period arose from sales of equity securities.

  The net contribution from agency income was $1.6 million for the nine months compared to $3.1 million last year. The movement is due to lower profit commission from the syndicates managed by Octavian and to a change in the stock option compensation expense estimate for the Octavian Stock Option Plan. The Plan provides for the grant of options based on profit commissions received by Octavian for the 1996 to 2000 Lloyd's underwriting years. The compensation expense is calculated using APB No.25 and is dependent on both the share price at the grant date for each underwriting year and the projected number of options to be granted. Any change in these variables gives rise to a change in the compensation expense.

  Interest expense in 1999 relates to interest on the $100 million 7.0% Senior Notes issued on May 18, 1998 and interest on the $75 million or 7.2% Senior Notes issued on August 26, 1997. The interest expense in 1998 related to the $100 million and $75 million Senior Notes issues and the $100 million 10.75% Senior Notes extinguished in the second quarter of that year.

  Other expenses increased in 1999 because of a higher level of corporate activity.

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

  For the nine months ended September 30, 1999, the cashflow provided by operating activities of the Company was $10.8 million compared to $11.7 million in 1998.

  Shareholders' equity of the Company declined to $526.0 million at September 30, 1999, from $570.9 million at year end 1998 reflecting the decline in market value of the Company's investment portfolio and share repurchases, partly offset by growth in retained earnings. Book value per share was $20.74 at September 30, 1999, compared to $22.51 at year end 1998.

  Total investments and cash were $1,497.3 million at September 30, 1999. At September 30, 1999, 87.8%, 6.4% and 5.8% of total investments and cash were held in fixed maturities, common stocks and cash and cash equivalents, respectively. At September 30, 1999, around 93% of the Company's fixed income investments were rated "A" or better by Moody's or S&P. The Company's investment portfolio earned interest and dividend income, net of investment management fees, of 6.0% and 6.2% in the nine months ended September 30, 1999, and 1998, respectively. The Company's realized investment gains were $29.6 million and $15.9 million in the nine months ended September 30, 1999, and 1998, respectively.

  On August 5, 1999, the Company announced that it had received an unsolicited merger proposal and that the Board of Directors had engaged Donaldson, Lufkin and Jenrette to assist the Company in conducting a review of its strategic alternatives, including a possible business combination.

  On August 16, 1999, Markel Corporation ("Markel") and the Company announced that they had signed an agreement providing for Markel's acquisition of the Company for cash and stock valued at $905 million, or $34.00 per share, based on the closing price of Markel's stock on August 13, 1999. In addition, Markel would assume $175 million of the Company's debt. The transaction, which is subject to approval by the shareholders of both companies, the receipt of necessary regulatory approvals and other customary closing conditions, is expected to be completed early in 2000.

  Terra Nova Capital's participation in the Lloyd's Capacity Auctions for the 2000 underwriting year resulted in the acquisition of additional capacity in the syndicates managed by Octavian. This will bring the Company's share of aggregate capacity on the Octavian syndicates to about 90% for the 2000 underwriting year, up from about 77% for the 1999 underwriting year.

  Certain information included here is based on management's estimates, assumptions and projections. Important factors that could cause actual results to differ materially from those estimated by management include, among other things, an unexpected increase in competition, unfavorable government regulation, the pricing environment and other industry developments.

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


The Euro

  On January 1, 1999, the Economic and Monetary Union ("EMU") and a new currency, the "euro", were adopted by eleven of the fifteen member states of the European Union ("EU"). Other member states, including the United Kingdom, currently remain outside the EMU, but may join in the future. Today, Corifrance and the Brussels branch of Terra Nova are the Company's only operations in EMU countries.

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

  The competitive impact of the euro is not expected to be significant because less than 10% of the Company's business is conducted within EMU member states. Management believes that future costs of modifying information systems software will not be material to the Company's results, operations, financial condition or liquidity.


Year 2000

General

  The Year 2000 issue arises from the fact that historically many computers and computer programs used two digits rather than four to represent the year portion of a date. The faulty interpretation or the misinterpretation of these two digits could result in system failure or miscalculation causing disruption to business processes.

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

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The Company's State of Readiness

  The Company has divided the Year 2000 Project into three major areas of focus:
IT, underwriting and third parties. Each section addresses unique risks, but shares a common approach to the Project, which includes five phases: (1) assessing the nature and scope of the Company's exposure to the Year 2000 issue;
(2) identifying the business critical areas of exposure; (3) developing solutions for Year 2000-related problems; (4) testing the solutions; and (5) implementing the solutions. Business critical systems were defined as those that could have a material impact on the financial condition and results of operations of the Company should they malfunction or fail.

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

  The assessment phase for the IT section of the Project consisted of an inventory and high level analysis of all hardware, software and embedded systems. Embedded systems include non-IT items such as facsimile machines, photocopiers and elevators. As a result of the assessment phase, the Company identified five business critical systems. All five were judged compliant by December 31, 1998, following completion of testing and implementation work.

  Compliance statements for the Company's telephone systems have been received and the necessary upgrades have been implemented. In addition, a testing program has been commissioned to validate the manufacturers' statements.

  Other internally-supported software not identified as business critical was judged compliant by December 31, 1998, after testing and implementation work. Externally supported packages and services were assessed. All suppliers and manufacturers were contacted for their compliance status. Where possible, all essential packages have been tested and judged compliant.

  Remediation of non-business critical systems with embedded chips has been challenging. Work has targeted systems within the Company's control. Developers of old systems have been reluctant to reply to questions concerning their Year 2000 compliance status, or are no longer trading. After assessing this area of the Project for criticality, the Project team determined that only a few systems were at risk. Most of these are now considered to be compliant. There are no outstanding systems that would result in a significant negative impact on the Company's operations in the event of failure.

  An IT contingency plan, covering all aspects of IT, has been developed in line with the Lloyd's timescale of June 30, 1999. This plan has been designed to offer a workable alternative in event of failure of a business critical system. The IT contingency plan has been incorporated into the Company's Year 2000 contingency plan discussed below.

  Underwriting
  ------------
  The Underwriting section of the Project is managed by a committee comprised of senior representatives from the Company's major underwriting units and support units, covering a broad spectrum of business classes. The committee is: (1) co-ordinating and reviewing the evaluation of the Company's current and ongoing underwriting exposure to the Year 2000 and other date-related issues; (2) developing and producing relevant Company underwriting guidelines and monitoring procedures, where practicable; (3) identifying business opportunities; and

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

(4) communicating and raising awareness of date-related underwriting issues within the Company. Among its responsibilities, the committee discusses and disseminates information, research and policy language about the Year 2000 issue. A central database for this information has been established and made accessible by all Company employees.

  By June 30, 1999, the Company had completed an initial assessment of risks already written. This initial assessment has formed the basis for more detailed ongoing reviews. At Terra Nova, the in-force portfolio of insurance and reinsurance contracts was broken down into those risks that currently provide no cover beyond December 31, 1999, those that might provide cover beyond December 31, 1999 (by virtue of run-off provisions or extended reporting clauses) and those risks that run beyond the millennium. A matrix coding system was developed to numerically quantify the class exposure and effect of the underwriting action taken at the insurance or reinsurance level. The matrix is applied on a risk by risk basis. The matrix multiplies a "class exposure" coding by an "underwriting action" coding to give a geometric weighting. This geometric weighting, combined with the potential in-force analysis, and overlaid by "likelihood of loss factors", enables a calculation to be made of Terra Nova's probable maximum loss ("PML"). To support the matrix, a detailed commentary was prepared by each class underwriter of the potential exposure on a class by class basis, together with the current underwriting approach, based on individual judgment and experience. This work was reviewed by the underwriting committee and the senior underwriter of each underwriting unit for commonality of approach. Terra Nova (Bermuda) is applying the matrix coding system in the same way as Terra Nova.

  Remediation work within the Underwriting section of the Project is ongoing. The described underwriting approach is regularly monitored and re-evaluated with reference to external factors and market position. Exclusionary contract language is being used where it is considered appropriate. Equally, the method of calculating the PML, the weightings applied for the individual factors and likelihood of loss factors, are subject to review and revision, as considered necessary. At September 30, 1999, management believes the PML reflects a reasonable level of risk for contracts currently in force. All new business opportunities are assessed using the PML calculation. No new contracts are written where the Year 2000 exposure is unsatisfactory.

  The Octavian syndicates are also represented on the underwriting committee. However, the senior underwriters on the Octavian syndicates have adopted a different approach from that of their colleagues at Terra Nova, reflecting the different regulatory environment in which they operate. The syndicate underwriters have analyzed the Year 2000 exposure on each class of business that they write. They have then drawn up a course of action for dealing with the exposure, using the results of their analysis. The regulatory department at Lloyd's requests detailed Year 2000 returns from each syndicate. This is to aid the Corporation of Lloyd's' analysis of whether each syndicate is taking appropriate action to address the issue.

  Overall, management believes reliance on the combined experience of the Company's underwriters who contribute to the ongoing assessment has enabled the Company to make prudent judgments about exposures and to react accordingly.

  Third Parties
  -------------
  The Third Parties section of the Year 2000 Project includes identifying critical suppliers, customers and trading partners who deal directly with the Company and discovering their plans and progress in addressing Year 2000 issues. The Company receives most of its underwriting data from bureaus, most notably, the London Processing Centre and Lloyd's. Market testing has been performed to insure continuous and reliable connectivity to, and the ongoing provision of effective services from, these organizations and has been successfully completed.

  The Company provides IT services to third party customers. The related IT systems have been assessed, remedied, tested and re-implemented.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

  Material trading partners at all business levels have been contacted and asked to respond with an assessment of the Year 2000 compliance status of their own businesses. The responses from trading partners have been considered when developing the Year 2000 contingency plan.

Year 2000 Contingency Plan

  The Company has developed a contingency plan to mitigate the effect of business disruption caused by Year 2000 problems. Each of the Company's individual business units has reviewed the risk they face and completed a year 2000 risk register. The register records material risks, their impact and importance. An action plan has also been developed by the business units to respond to the occurrence of each risk event.

  These registers have been reviewed centrally and compiled into a single Company-wide risk register. The register documents responsibility for ensuring that adequate plans are in place and, if necessary, acted on.

Costs

  The total cost of the Year 2000 Project is not expected to be material to the Company's financial position. The estimated total cost of analyzing and implementing required modifications to bring the Company to Year 2000 compliance is $3.0 million, which is being funded from operating cash flows. The Company chiefly used internal human resources for work on the Year 2000 Project. The total amount spent on the Project through September 30, 1999, was $2.9 million of which $2.7 million related to the cost to repair or replace software and resolve related hardware problems and $0.2 million related to the cost of identifying and communicating with third parties. The estimated future cost of completing the Year 2000 Project is $0.1 million.

Risks

  From an IT perspective, the Year 2000 risks have been reduced significantly by bringing business critical systems into compliance. Therefore, the ability of the Company to trade through the Year 2000 should not be materially impaired. The Company's reliance on compliance adequacy of outside suppliers and trading partners can only be addressed through questionnaires and compliance statements. Even with seemingly thorough third parties' responses, the Company cannot guarantee their Year 2000 readiness. The inability of such third parties to complete their Year 2000 remediation could materially affect the Company.

  From an underwriting perspective, management expects an increase in the frequency of certain kinds of claims because of software malfunction causing or otherwise contributing to losses related to normally insured perils, such as fire and theft. The Company is taking steps to make its own reinsurance and retrocession programs as responsive as possible to such circumstances.

  While there remains a degree of uncertainty about the Year 2000 readiness of third party suppliers, customers and trading partners, the Company believes it has taken all reasonable steps to ensure the consequences of Year 2000 failure will not have a material impact on its future results of operations, liquidity or financial condition.


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

  On November 3, 1999, the Company declared a dividend of $0.06 per share payable on December 27, 1999, to shareholders of record as of December 3, 1999.

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


Quantitative and Qualitative Disclosure about Market Risk

  The Company presented a discussion about its risk management activities in its Form 10-K for the year ended December 31, 1998. The Company believes there have been no material changes regarding its market risks during the nine months ended September 30, 1999.

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





Date:      November 15, 1999                By:  /s/JOHN J. DWYER
           -----------------                     ----------------

                                                 John J. Dwyer
                                                 Chairman



Date:      November 15, 1999                By:  /s/WILLIAM J. WEDLAKE
           -----------------                     ---------------------

                                                 William J. Wedlake
                                                 Chief Financial Officer,
                                                 Senior Vice President and
                                                 Principal Accounting Officer