Form 10-K405/A
period 1998-12-31
TERRA NOVA BERMUDA HOLDING LTD
filed 1999-12-21
CIK 935937

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates by reference information from the registrant's proxy statement dated March 30, 1999.

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

  Net operating earnings before extraordinary items represents net income before extraordinary charges, discontinued operations, minority interests and realized gains on investments after tax. Management believes this measure is relevant and useful to the investor as it shows income from core operations. It excludes non-recurring items and realized gains on investments which reflect management's decision to sell investments from time to time. The measure does not replace operating income or net income, computed in accordance with United States generally accepted accounting principles, as a measure of profitability. Shareholders' equity of the Company at December 31, 1998 was $570.9 million and total assets were $2,479.4 million. The Company's Class A ordinary shares are publicly traded on the New York Stock Exchange under the symbol TNA.

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

  The reinsurance to close reserves represent a retrospectively rated reinsurance contract in respect of an outstanding claims portfolio from the closing year of account of a Lloyd's syndicate. (The reinsurance to close occurs at the end of the third year of a Lloyd's underwriting year.)

  In the 1997 financial year, the reinsurance to close premium for the 1995 year of account of $17,910,000 and losses associated with this premium of $17,910,000 were included in the revenue statement in accordance with the current recommended accounting practice in the London Market. In the 1998 financial year, following further deliberation by management on the appropriate US GAAP accounting treatment, the reinsurance to close premium for the 1996 year of account of $43,988,000 was included as an asset in the balance sheet and the liabilities of $43,988,000 associated with this asset were included in unpaid losses in the balance sheet. There was no impact to net income within 1997 or 1998 as a consequence of this change in the Company's practice.

  Incurred claims relating to prior years are offset by decreases to prior year net written and net earned premiums less related acquisition costs of $9,757,000, $4,800,000 and $3,550,000 for 1998, 1997 and 1996, respectively.
When these revisions to prior written and earned premiums are considered, the Company experienced net prior year improvement of $15,207,000 in 1998, $5,596,000 in 1997 and deterioration of $950,000 for 1996. The majority of the movement in unpaid losses and loss adjustment expenses attributable to prior years in 1998 was in relation to Terra Nova's casualty business. The casualty movements arose from the favorable settlements during these financial years in respect of various casualty contracts.

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

                                                    FIVE YEAR FINANCIAL SUMMARY


                                                                            Company                Terra Nova
                                                             ------------------------------------  -------------
                                                             1998(1)     1997       1996     1995     1994
----------------------------------------------------------------------------------------------------------------
                                                               (Dollars in millions, except per share data)
RESULTS OF OPERATIONS

Gross written premiums                                    $   759.4   $   550.2  $   361.0 $   302.7 $   359.4
Net written premiums                                          646.2       483.5      311.2     247.0     282.5
Net earned premiums                                           546.9       419.1      278.8     251.9     250.4
Net investment income                                          93.3        85.1       78.1      74.5      51.6
----------------------------------------------------------------------------------------------------------------
Net income before extraordinary charge                         84.0        73.4       63.9      43.3      27.4
Comprehensive income before extraordinary charge              108.0        93.5       50.4      93.2     (27.0)
----------------------------------------------------------------------------------------------------------------
Net operating earnings (2)                                     70.9        62.9       57.2      39.3      25.0
----------------------------------------------------------------------------------------------------------------

BALANCE SHEET

Total assets                                              $ 2,479.4   $ 2,220.1  $ 1,867.3 $ 1,785.0 $ 1,751.8
Long-term debt                                                175.0       175.0      100.0     100.0      85.0
Convertible redeemable preferred shares                           -           -          -      33.4      33.4
Shareholders' equity                                          570.9       481.9      398.8     197.0      59.1
----------------------------------------------------------------------------------------------------------------

RATIO ANALYSIS

GAAP combined ratio                                           98.8%       98.2%      97.2%    103.8%    106.8%
Investment yield (3)                                           6.1%        6.2%       6.3%      6.7%      5.7%
Total return (4)                                               9.1%        9.0%       5.7%     13.7%     (1.8%)
Debt to total capital                                         23.5%       26.6%      20.0%     33.7%     59.0%
----------------------------------------------------------------------------------------------------------------

PER SHARE DATA

Book value per share (5)                                     $22.51      $18.96     $15.43    $12.80     $5.80
Net income before extraordinary charge per share (6)          $3.22       $2.82      $2.68     $2.59         -
Dividends per common share                                    $0.23       $0.17      $0.06         -         -
----------------------------------------------------------------------------------------------------------------

(1) 1998 net income, comprehensive income and net operating earnings and related per share figures are stated before the extraordinary charge of $11.6 million or $0.45 per share associated with the debt refinancing in May 1998.

(2) Net operating earnings represents net income before extraordinary charge, discontinued operations, minority interests, and realized gains on investments after tax.

(3) Investment yield reflects net investment income as a percent of average invested assets.

(4) Total return includes net investment income, net realized investment gains and change in market value during the period as a percent of average invested assets.

(5) Book value per share is equal to shareholders' equity divided by the number of common shares outstanding at the end of the period.

(6) Net income per share is calculated on a diluted basis by using the weighted average number of common shares outstanding during the period. 1996 and 1995 disclosures have been restated in order to comply with SFAS No 128 - "Earnings per Share".




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

     From an underwriting perspective, the Company has conducted a comprehensive review of its underwriting guidelines with particular emphasis on the Year 2000 exposures. It is the Company's position that Year 2000 exposures are not fortuitous losses and thus are not covered under insurance policies even without specific exclusions. However, in certain sectors of the Company where there may be a perceived exposure to the Year 2000 claims, the Company has bought reinsurance to protect itself. For these reasons, the Company believes that its exposure to Year 2000 claims will not be material. However, as was the case with the environmental exposures, changing social and legal trends may create unintended coverage for exposures by reinterpreting insurance contracts and exclusions. It is impossible to predict what, if any, exposure insurance companies may ultimately have for the Year 2000 claims whether coverage for the issue is specifically excluded or included.

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

J.J. Dwyer                                W.J. Wedlake
Chairman                                  Senior Vice President and
                                          Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Terra Nova (Bermuda) Holdings Ltd.

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Terra Nova (Bermuda) Holdings Ltd. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a) on page 71 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers

Hamilton, Bermuda

March 9, 1999

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                At December 31,
                             (dollars in thousands)

                                                          1998        1997
                                                       ----------  ----------
                        ASSETS
                        ------
Investments available for sale, at fair value:
  Fixed maturities:
    Bonds (amortized cost $1,374,272 and $1,219,799,
     respectively)                                     $1,446,621  $1,261,458
  Common stocks (cost $56,924 and $69,781,
   respectively)                                           88,022     104,234
                                                       ----------  ----------
      Total investments                                 1,534,643   1,365,692
Cash and cash equivalents                                  40,394     109,864
Accrued investment income                                  30,015      28,076
Insurance balances receivable                              81,634      74,774
Reinsurance recoverable on paid losses                     45,882      39,402
Reinsurance recoverable on unpaid losses                  226,099     246,728
Accrued premium income                                    283,383     188,055
Prepaid reinsurance premiums                               37,472      26,853
Deferred acquisition costs                                107,607      76,380
Other assets                                               92,243      64,310
                                                       ----------  ----------
      Total assets                                     $2,479,372  $2,220,134
                                                       ==========  ==========
                     LIABILITIES
                     -----------
Unpaid losses and loss adjustment expenses             $1,209,003  $1,157,724
Unearned premiums                                         401,002     274,934
Insurance balances payable                                 23,941      33,833
Income taxes payable                                        4,228      10,274
Deferred income taxes                                      27,450      15,244
Long-term debt                                            175,000     175,000
Other liabilities                                          67,886      71,237
                                                       ----------  ----------
      Total liabilities                                 1,908,510   1,738,246
                                                       ----------  ----------
                 SHAREHOLDERS' EQUITY
                 --------------------
Common shares
  "A" ordinary shares, 75,000,000 authorized, $5.80
   par value (24,172,717 issued and outstanding; 1997:
   24,090,335)                                            140,202     139,724
  "B" ordinary shares, convertible, 10,000,000
   authorized, $5.80 par value (1,796,217 issued and
   outstanding; 1997: 1,796,217)                           10,418      10,418
Stock held in Trust, at cost                              (12,900)     (9,500)
Deferred equity compensation                                4,623       3,275
Additional capital                                        111,727     111,568
Retained earnings                                         236,292     169,861
Accumulated other comprehensive income                     80,500      56,542
                                                       ----------  ----------
      Total shareholders' equity                          570,862     481,888
                                                       ----------  ----------
      Total liabilities and shareholders' equity       $2,479,372  $2,220,134
                                                       ==========  ==========

        See accompanying notes to the consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year Ended December 31,
                (dollars in thousands except per share amounts)

                                                1998      1997      1996
                                              --------  --------  --------
Revenues
Net written premiums                          $646,197  $483,545  $311,166
Increase in unearned premiums                  (99,289)  (64,476)  (32,410)
                                              --------  --------  --------
Net earned premiums                            546,908   419,069   278,756
Net investment income                           93,262    85,130    78,130
Realized net capital gains on sales of
 investments                                    17,963    15,333    11,750
Foreign exchange (losses) gains                   (586)   (1,268)      425
Agency income                                   17,057    15,571     8,998
                                              --------  --------  --------
    Total revenues                             674,604   533,835   378,059
                                              --------  --------  --------
Expenses
Losses and loss adjustment expenses, net       359,567   282,480   178,274
Policy acquisition costs                       160,380   115,427    82,394
Other operating expenses                        20,322    13,706    10,175
Interest expense                                13,697    12,710    10,750
Agency expenses                                 13,760    13,130     8,537
Other expenses                                   5,617     5,333     5,261
                                              --------  --------  --------
    Total expenses                             573,343   442,786   295,391
                                              --------  --------  --------
Income from operations before income tax and
 minority interests                            101,261    91,049    82,668
Income tax expense                              17,221    17,639    17,777
Minority interests in income of consolidated
 subsidiaries                                      --        --        985
                                              --------  --------  --------
Net income before extraordinary charge          84,040    73,410    63,906
Extraordinary charge after income tax           11,641       --        --
                                              --------  --------  --------
Net income                                    $ 72,399  $ 73,410  $ 63,906
                                              ========  ========  ========
Basic earnings per common share
  Net income before extraordinary charge      $   3.30  $   2.87  $   2.77
  Extraordinary charge after income tax          (0.46)      --        --
                                              --------  --------  --------
  Net income                                  $   2.84  $   2.87  $   2.77
                                              ========  ========  ========
Diluted earnings per common share
  Net income before extraordinary charge      $   3.22  $   2.82  $   2.68
  Extraordinary charge after income tax          (0.45)      --        --
                                              --------  --------  --------
  Net income                                  $   2.77  $   2.82  $   2.68
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

     A managing agent is permitted by the Council of Lloyd's to perform on behalf of an underwriting member of any one of the syndicates which it manages one or more of the following functions:

     (a) underwriting contracts of insurance at Lloyd's;
     (b) obtaining reinsurance for such contracts in whole or in part;
     (c) paying claims on such contracts.

     Members of Lloyd's underwrite insurance risk at Lloyd's by being a member of one or more Lloyd's syndicates. A syndicate has no separate legal identity and is "managed" by a managing agent.

     The standard Lloyd's contract between a managing agent and the members of a syndicate managed by that agent, identifies the following services to be provided by the managing agent on behalf of the members:

     (a) determine underwriting policy and determine policy and effect reinsurance;
     (b) appoint and supervise the underwriter and associate underwriting, claims, administrative and accounting staff;
     (c) accept underwriting risks and settle and pay claims on behalf of the syndicate;
     (d) manage the investment of the monies and other assets held in each syndicate;
     (e) prepare and distribute annual reports, personal accounts and other reports and documents as required by the Council of Lloyd's.

     A managing agent charges an annual fee which will be complimented, in profitable years, by a profit commission. The managing agent employs management and underwriting staff, recharging the costs of employment and resourcing the syndicate's activities to the syndicate and retaining costs incurred in respect of the management functions.

     The managing agent does not participate directly in the profit or loss on underwriting of its syndicates. It is incentivised by earning a commission on syndicate profits.

     The managing agency manages but does not participate in its own syndicate and has no liability under contracts of insurance. However, Terra Nova Capital, a subsidiary of UK Holdings, is a corporate member of Lloyd's and a member of each of the syndicates managed by Octavian Syndicate Management Limited. Terra Nova Capital therefore participates in the underwriting results of the Octavian syndicates.

2. Basis of Preparation

  The accompanying consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP"). All material intercompany transactions and balances have been eliminated.

  Revisions and reclassifications: the 1996 earnings per share has been amended in this filing, on the face of the income statement and in note 8 to the financial statements. Previously reported amounts were $2.81 for basic earnings per share and $2.69 for diluted earnings per share.

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

  (d) Octavian income and expenses: The Company recognizes its share of the premiums, losses and expenses associated with its participation in Lloyd's syndicates consistent with the bases used in its insurance company operations and in accordance with GAAP. Agency income is earned and agency expenses charged as incurred from Octavian's role as managing agent.

  (e) Deferred acquisition costs: Acquisition costs, which represent net commission and other expenses incurred in producing business, are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are limited to the amounts estimated as recoverable from the applicable unearned premiums and the related expected investment income, after giving effect to anticipated losses, loss adjustment expenses and expenses necessary to maintain the contracts in force.

  (f) Insurance balances receivable and reinsurance recoverable on paid and unpaid losses: Receivable balances are stated net of allowances for doubtful accounts. Reinsurance recoverable on unpaid losses represents the estimated portion of such liabilities that will be recovered from reinsurers, determined in a manner consistent with the related liabilities.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     (g) Income taxes: Deferred income taxes are recorded on temporary differences between financial reporting and tax bases of assets and liabilities in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109.

     (h) Foreign currency translation: The U.S. dollar is the reporting currency and principal functional currency, as most of the policies written are denominated in U.S. dollars. Revenues and expenses in non-U.S. dollar currencies are translated at the average rates of exchange. Monetary assets and liabilities are translated at the rate of exchange in effect at the close of the period. Non-monetary assets and liabilities, primarily deferred revenue and expenses, are translated at historical rates of exchange. Gains or losses resulting from non-U.S. dollar transactions are included in net income. Certain other net translation adjustments are shown as a separate item of shareholders' equity.

     (i) Accrued premium income: Accrued premium income represents the difference between the estimated cumulative ultimate gross written premiums and cumulative billed premiums.

     (j) Prepaid reinsurance premiums: Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of reinsurance contracts.

     (k) Losses and loss adjustment expenses: Losses and loss adjustment expenses are charged to income as incurred. The reserve for unpaid losses and loss adjustment expenses represents estimates for reported losses, including provisions for losses incurred but not reported ("IBNR"). The adequacy of these estimates is assessed by reference to projections of the ultimate losses for each accident year. The methods of determining such estimates and establishing reserves are reviewed continually and updated. Resulting adjustments are reflected in current operations.

     (l) Stock-based compensation: The Company has adopted SFAS No. 123 "Accounting for Stock-Based Compensation". As allowed under this standard, the Company accounts for stock option grants in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees".

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

     (m) Risks and uncertainties: Information about risks and uncertainties existing at the balance sheet date related to the following areas are included in Notes 1, 3, 4, 10, 11, 12, 13, 14 and 17:

     .  Nature of operations;

     .  Use of estimates in preparing financial statements;

     .  Certain significant estimates;

     .  Current vulnerability due to certain concentrations.

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

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     (n) Fair value of financial instruments: The following methods and assumptions were used by the Company in estimating the fair value of the financial instruments presented:

       Investments: Fair values were based on quoted market prices. For securities for which market prices were not readily available, fair values were estimated using quoted market prices of comparable investments.

       Long term debt: Fair value is based on quoted market price.

       Other financial instruments: The carrying amounts approximate fair value.

     (o) Goodwill: The goodwill in the Company's balance sheet has been calculated using the purchase method of accounting and is amortized on a straight line basis over periods not exceeding 40 years.

     (p) Reclassifications: Certain prior year amounts have been reclassified to conform with the current year presentation.

     (q) Accounting pronouncements: The Company has adopted the provisions of SFAS No.130 "Reporting Comprehensive Income" and SFAS No.131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No.130 establishes standards for reporting and display of comprehensive income and its components within a set of financial statements. SFAS No.131 requires the Company to report financial and descriptive information about its reportable operating segments.

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

     The Company has contingent liabilities regarding undrawn letters of credit supporting certain reinsurance business written by the Company in the U.S. of $106,105,003 and $121,020,906 at December 31, 1998 and

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

1997, respectively. The Company has deposited cash and investments with a carrying value of $158,018,677 (including $1,018,677 of restricted cash) and $175,213,503 (including $6,213,503 of restricted cash) at December 31, 1998 and 1997, respectively, as collateral against these amounts.

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

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

8. Earnings Per Share

     The following EPS have been calculated using SFAS No.128 "Earnings per Share":

                                    1998            1997            1996
                               --------------- --------------- ---------------
                                dollars in thousands except per share amounts
   Net income                  $        72,399 $        73,410 $        63,906
   Less: Preference share
    dividends                              --              --           (1,088)
                               --------------- --------------- ---------------
   Income available to common
    shareholders                        72,399          73,410          62,818
                               --------------- --------------- ---------------
   Weighted average number of
    shares outstanding:
     Common shares                  25,449,091      25,586,648      22,677,879
     Basic EPS                 $          2.84 $          2.87 $          2.77
                               =============== =============== ===============
   Net income                  $        72,399 $        73,410 $        63,906
   Add: Minority interest                  --              --              985
                               --------------- --------------- ---------------
   Income available to common
    shareholders                        72,399          73,410          64,891
                               --------------- --------------- ---------------
   Weighted average number of
    shares outstanding:
     Common shares                  25,449,091      25,586,648      22,677,879
                               --------------- --------------- ---------------
   Add: Incremental shares
    arising from:
     Preferred shares                      --              --        1,172,829
     Options                           654,445         406,643         407,607
                               --------------- --------------- ---------------
   Adjusted weighted average
    number of shares
    outstanding                     26,103,536      25,993,291      24,258,315
                               =============== =============== ===============
   Diluted EPS                 $          2.77 $          2.82 $          2.68
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

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     The net income and earnings per share would have been reduced to the pro forma amounts indicated below had compensation expense been determined using the fair value methodology of SFAS No.123:

                                   1998            1997            1996
                              --------------- --------------- ---------------
                               dollars in thousands except per share amounts
   Net income:
     As reported              $        72,399 $        73,410 $        63,906
                              =============== =============== ===============
     Proforma                 $        70,417 $        73,352 $        63,567
                              =============== =============== ===============
   Basic earnings per share:
     As reported              $          2.84 $          2.87 $          2.77
                              =============== =============== ===============
     Proforma                 $          2.77 $          2.87 $          2.76
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

     At December 31, 1998, there were 1,876,304 options outstanding under the Executive Share Option Plan of which 75,000 are only exercisable on the achievement of certain performance objectives and therefore the 75,000 have been accounted for as variable options under APB 25. The remaining 1,801,304 options have been accounted for as fixed options in accordance with paragraph 10(b) of APB 25 as the number of options and option price were known on the date of grant. No compensation expense was incurred in respect of the 75,000 options in 1998 as the share price on December 31, 1998 was below the exercise price.

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

   The Octavian Plan is a variable plan for accounting purposes. The accounting follows paragraphs 27 and 28 of APB 25. Estimates of compensation cost are recorded before the measurement date based on the quoted market price of Terra Nova stock at intervening dates and Terra Nova's estimate as of such dates of shares which will be issued under the plan.

  The compensation expense is recognized over the three year service period which represents the period over which the profit commission for each year of account is earned.

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

  The Company cedes reinsurance to and assumes reinsurance from Lloyd's syndicates. At December 31, 1998, the aggregate exposure in respect of reinsurance ceded to Lloyd's syndicates in respect of continuing operations, including estimated reinsurance recoveries for losses incurred but not reported, was approximately $77,877,000. The majority was ceded into Equitas with effect from September 4, 1996. Equitas is a company with limited liability established by the Lloyd's syndicates. Therefore, ultimate recoveries under the reinsurance contracts ceded into Equitas will be dependent on Equitas being able to fulfil its commitment to the syndicates. No specific bad debt provision has been established for amounts due from Lloyd's syndicates.

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

  Movement in unpaid losses and loss adjustment expenses for the years ended December 31, 1998, 1997 and 1996, is summarized in the table below. Incurred claims relating to prior years are offset by decreases to prior year net written and net earned premiums less related acquisition costs of $9,757,000, $4,800,000 and $3,550,000 for 1998, 1997 and 1996, respectively. When these revisions to prior written and earned premiums are considered, the Company experienced net prior year improvements of $15,207,000 in 1998, $5,596,000 in 1997 and deterioration of $950,000 in 1996. The majority of the movement in unpaid losses and loss adjustment expenses attributable to prior years was in relation to Terra Nova's casualty business. The casualty movements arose from the favorable settlements during these financial years in respect of various casualty contracts.

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

  The reinsurance to close reserves represent a retrospectively rated reinsurance contract in respect of an outstanding claims portfolio from the closing year of account of a Lloyd's syndicate. (The reinsurance to close occurs at the end of the third year of a Lloyd's underwriting year.)

  In the 1997 financial year, the reinsurance to close premium for the 1995 year of account of $17,910,000 and losses associated with this premium of $17,910,000 were included in the revenue statement in accordance with the current recommended accounting practice in the London Market. In the 1998 financial year, following further deliberation by management on the appropriate US GAAP accounting treatment, the reinsurance to close premium of the 1996 year of account of $43,988,000 was included as an asset in the balance sheet and the liabilities of $43,988,000 associated with this asset were included in unpaid losses in the balance sheet. There was no impact to net income within 1997 or 1998 as a consequence of this change in the Company's practice.

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
                                                  ========  ========  ========

  The incurred asbestos losses in 1998 reflect Terra Nova strengthening its asbestos reserves due to settlements being worse than anticipated.

  The reductions in pollution reserves reflect favorable developments with losses being settled below case reserves.

  The reclassification in 1996 of non-asbestos reserves arose due to Terra Nova obtaining additional information in respect of these losses which required the Company to categorize these losses as asbestos losses rather than as marine liability losses in previous filings.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

13. Allowance for Doubtful Accounts

  Insurance balances receivable and reinsurance recoverable on paid and unpaid losses are stated after deduction of an allowance for doubtful accounts at December 31, 1998 and 1997, of $38,823,000 and $28,904,000, respectively.
Doubtful accounts against which provisions of $455,000 had previously been made were written back during 1998. The charge to doubtful accounts was $9,464,000 for the year ended December 31, 1998, and $1,238,000 for the year ended
December 31, 1997. A release for doubtful accounts of $1,142,000 was made for the year ended December 31, 1996. The charge in 1998 included $5,558,000 in respect of a provision which had previously been included in unpaid losses and was transferred to the bad debt provision during 1998 due to additional information received by the Company in the year. The transfer of $5,558,000 concerned an insolvent reinsurer. Prior to December 31, 1998, the liability of $5,558,000 was included in unpaid losses while the reinsurance recovery of $5,558,000 was included in reinsurance recoveries on unpaid losses as an asset. At December 31, 1998, the liability previously in unpaid losses was reclassified as a bad debt and deducted from reinsurance recoveries on unpaid losses. This balance sheet reclassification had no effect on net income.

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

  (b) Terra Nova is a shareholder of LUC Holdings Limited ("LUCH") (formerly Market Building Limited). LUCH is a joint venture/consortium company formed to establish and operate, through a subsidiary company, the London Underwriting Centre ("LUC") as a trading center for companies operating in the London Insurance Market. LUC provides a range of facilities to its tenants appropriate to a trading center. All shareholders, including Terra Nova, have given guarantees in favor of The Prudential Insurance Company Limited and the Royal Bank of Scotland (Industrial Leasing) Limited for leases granted to Market Building Limited in connection with the development of the LUC. The guarantee is unlimited. The fire that occurred in August 1991, during fitting out the new LUC resulted in a shortfall of annual rental income and the possibility of further shortfalls in the future. Each year, Terra Nova charges its share of the expense necessary to maintain the LUC as a trading center.

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

  The purpose of the make-whole amount payment is to compensate the holder for the lost interest payments that it would otherwise receive had the Senior Notes been redeemed. Thus, the make-whole amount is the difference between 'x', the sum of the present values of the principal amount of such Senior Notes together with scheduled interest payments, in each case discounted at an adjusted treasury rate to the redemption date, and 'y', the principal amount of such Senior Notes to be redeemed.

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

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

18. Ownership and Related Party Transactions

  Fees of $838,750, $487,500 and $3,216,004 were paid to Donaldson, Lufkin and Jenrette, a related party, who is a significant shareholder, in 1998, 1997 and 1996, respectively. The fees related to the issue of the Senior Notes in 1998 and 1997 and the Initial Public Offering in 1996 of the Company.

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

20. Statutory Financial Data

    (a) Terra Nova files an annual audited return with the Financial Services Authority ("FSA"), as previously with H.M. Treasury (the "Treasury"), in the U.K. The regulations require U.K. insurance companies to comply with prescribed minimum solvency margins. Assets and liabilities reported within the annual Treasury Return are prepared subject to specified rules concerning valuation and admissibility. Consequently, net assets reported within the Return may differ from net assets as they appear in Terra Nova's published financial statements. Technical provisions shown in Terra Nova's annual Treasury Return reflect the statutory requirement in the United Kingdom for insurance companies to maintain equalization provisions. Equalization provisions are established in accordance with specified rules and are in addition to the provisions required to meet the anticipated ultimate cost of settlement of outstanding claims at the balance sheet date. Such provisions are not required under US GAAP.

    A reconciliation of total technical provisions (excluding provision for unearned premiums) reported in Terra Nova's annual Treasury Return, to Terra Nova's reserve for unpaid losses and loss adjustment expenses under US GAAP for the years ended December 31, 1998, 1997 and 1996, is provided below:

                                                        Year Ended December 31,
                                                    1998         1997          1996
                                                 ---------------------------------------
                                                          dollars in thousands
Technical provisions (excluding provision for
     unearned premiums)                           $950,173     $1,041,460     $1,149,507
Equalization provision                             (20,180)       (14,250)        (8,362)
Aviation business in run-off                       (65,752)       (75,846)      (139,667)
                                                  --------     ----------     ----------
Unpaid losses and loss adjustment expenses        $864,241     $  951,364     $1,001,478
                                                  ========     ==========     ==========

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

     Terra Nova (Bermuda)'s statutory capital and surplus and minimum required statutory capital and surplus and net income for the years ended at December 31, 1998, 1997 and 1996, respectively, were:

                                              1998       1997     1996
                                           ----------- -------- --------
                                           (Unaudited)
   Statutory capital and surplus            $324,580   $260,612 $219,374
   Minimum required statutory capital and
    surplus                                  100,000    100,000  100,000
   Net income before dividends                49,570     29,025   29,052

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

                                                     SUPPLEMENTAL SCHEDULE II(a)

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES

                    PARENT COMPANY FINANCIAL INFORMATION(1)

                            CONDENSED BALANCE SHEETS
                             (dollars in thousands)

                                                            December 31,
                                                          ------------------
                                                            1998      1997
                                                          --------  --------
                         ASSETS
                         ------
Investments in subsidiaries                               $542,948  $446,838
Fixed interest securities                                   22,039    28,703
                                                          --------  --------
    Total investments                                      564,987   475,541
Other assets                                                 7,292     7,765
                                                          --------  --------
    Total assets                                          $572,279  $483,306
                                                          ========  ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Other liabilities                                         $  1,417  $  1,418
                                                          --------  --------
    Total liabilities                                        1,417     1,418
                                                          --------  --------
Shareholders' equity:
  Common shares                                            150,620   150,142
  Stock held in Trust                                      (12,900)   (9,500)
  Deferred equity compensation                               4,623     3,275
  Additional capital                                       111,727   111,568
  Unrealized appreciation in investments of subsidiaries,
   net of income tax                                        80,342    56,430
  Retained earnings                                        236,450   169,973
                                                          --------  --------
    Total shareholders' equity                             570,862   481,888
                                                          --------  --------
    Total liabilities and shareholders' equity            $572,279  $483,306
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

                                          Terra Nova (Bermuda) Holdings Ltd.

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ John J. Dwyer             Chairman                    December 21, 1999
____________________________________
           John J. Dwyer

     /s/ Nigel H.J. Rogers           President and Chief         December 21, 1999
____________________________________  Executive Officer
         Nigel H.J. Rogers

     /s/ William J. Wedlake          Senior Vice President and   December 21, 1999
____________________________________  Chief Financial Officer
         William J. Wedlake

     /s/ Hugh P. Lowenstein          Director                    December 21, 1999
____________________________________
         Hugh P. Lowenstein

       /s/ Mark J. Byrne             Director                    December 21, 1999
____________________________________
           Mark J. Byrne