Form 10-Q/A
period 1999-09-30
TERRA NOVA BERMUDA HOLDING LTD
filed 1999-12-21
CIK 935937

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (dollars in thousands)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                             -------------------------------------
                                                                                                  1999                  1998
                                                                                             ---------------       ---------------
Cash flows from operating activities:
            Net income                                                                              $46,267               $53,153

Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
            Amortization of goodwill                                                                  3,184                   695
            Extraordinary charge                                                                          -                16,871
            Stock option compensation expense                                                         2,756                 3,075
            Realized net capital gains                                                              (29,627)              (15,932)
            Change in unpaid losses and loss adjustment expenses                                     19,824                 1,717
            Change in unearned premiums and prepaid reinsurance                                      80,555               128,144
            Change in insurance balances payable                                                     37,501                13,439
            Change in insurance balances receivable, accrued premium income and
                reinsurance recoverable on paid and unpaid losses                                  (118,824)             (123,615)
            Change in deferred acquisition costs                                                    (25,781)              (43,275)
            Change in accrued investment income                                                       2,617                (3,673)
            Change in current and deferred income taxes                                              (5,856)                2,125
            Change in other assets and liabilities, net                                              (1,786)              (21,041)
                                                                                             ---------------       ---------------
                    Total adjustments                                                               (35,437)              (41,470)
                                                                                             ---------------       ---------------
                    Net cash and cash equivalents provided by operating activities                   10,830                11,683
                                                                                             ---------------       ---------------
Cash flows from investing activities:
            Proceeds of fixed maturities matured                                                      9,170                37,057
            Proceeds of fixed maturities sold                                                       274,831               339,000
            Proceeds of equity securities sold                                                      152,533               114,041
            Purchase of fixed maturities                                                           (240,684)             (439,698)
            Purchase of equity securities                                                          (154,134)              (94,612)
                                                                                             ---------------       ---------------
                    Net cash and cash equivalents provided by (used in) investing activities         41,716               (44,212)
                                                                                             ---------------       ---------------
Cash flows from financing activities:
            Ordinary dividends paid to stockholders                                                  (4,694)               (4,412)
            Redemption of public debt                                                                     -              (113,053)
            Proceeds from public debt offering                                                            -                99,899
            Payment of fees for financing public debt offering                                            -                  (913)
            Repurchases of stock                                                                     (3,887)                    -
            Proceeds from exercise of stock options                                                   3,145                   618
                                                                                             ---------------       ---------------
                    Net cash and cash equivalents used in financing activities                       (5,436)              (17,861)
                                                                                             ---------------       ---------------
Change in cash and cash equivalents                                                                  47,110               (50,390)
Exchange on foreign currency cash balances                                                              (18)                  653
Cash and cash equivalents at beginning of period                                                     40,394               109,864
                                                                                             ---------------       ---------------
Cash and cash equivalents at end of period                                                          $87,486               $60,127
                                                                                             ===============       ===============

Supplemental disclosure of cash flow information
            Income taxes (refunded) paid                                                              $(250)               $4,389
                                                                                             ===============       ===============
            Interest paid                                                                            $8,900               $14,638
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

                                                       Three months ended September 30, 1999
                           -----------------------------------------------------------------------------------------------
                             Terra Nova           Terra Nova         Terra Nova         Corifrance             Total
                                                  (Bermuda)            Capital
                                                                (dollars in thousands)
Net earned premiums                $58,518             $10,928             $88,523             $5,004            $162,973
                           ----------------     ---------------    ----------------   ----------------    ----------------
Segment profit (loss)                4,968              14,902             (10,430)               881              10,321
                           ----------------     ---------------    ----------------   ----------------    ----------------
Segment assets                   1,317,307             754,385             634,005             91,675           2,797,372
                           ----------------     ---------------    ----------------   ----------------    ----------------
                                                       Three months ended September 30, 1998
                           -----------------------------------------------------------------------------------------------
                             Terra Nova           Terra Nova         Terra Nova         Corifrance             Total
                                                  (Bermuda)            Capital
                                                                (dollars in thousands)

Net earned premiums                $68,468              $9,469             $45,762             $5,698            $129,397
                           ----------------     ---------------    ----------------   ----------------    ----------------
Segment profit (loss)               12,203              12,986              (2,926)             3,246              25,509
                           ----------------     ---------------    ----------------   ----------------    ----------------
Segment assets                   1,472,708             624,180             379,008            115,684           2,591,580
                           ----------------     ---------------    ----------------   ----------------    ----------------

                                                        Nine months ended September 30, 1999
                           -----------------------------------------------------------------------------------------------
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

                                                        Nine months ended September 30, 1998
                           -----------------------------------------------------------------------------------------------
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
                                                                               ================      ================

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                   1999                  1998
                                                                              ---------------       ---------------
                                                                                     (dollars in thousands)
Net earned premiums                                                                 $413,690              $327,165
Net investment income                                                                 40,763                43,188
Realized investment gains                                                             22,108                11,074
Foreign exchange gains                                                                   450                   194
Agency income                                                                          9,702                15,104
                                                                              ---------------       ---------------
Total revenues                                                                       486,713               396,725
Underwriting costs and expenses                                                     (499,657)             (352,049)
                                                                              ---------------       ---------------
(Loss) income from operations before income tax                                      (12,944)               44,676
                                                                              ---------------       ---------------
Net (loss) income before extraordinary charge                                       $(10,589)              $30,220
                                                                              ===============       ===============
Extraordinary charge after tax                                                             -               (11,641)
                                                                              ---------------       ---------------
Net income                                                                          $(10,589)              $18,579
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

  The Company's premiums by segment for the three and nine months ended September 30, 1999, and 1998, and the combined ratio are set out in the following table:

                                    Three Months Ended September 30,                    Nine Months Ended September 30,
                            ----------------------------------------------     ----------------------------------------------
                               1999                      1998                      1999                     1998
                              Amount      Percent       Amount     Percent        Amount      Percent      Amount     Percent
                            -----------  --------   -----------   --------     -----------  ---------   -----------  --------
                                         (Dollars in thousands)                             (Dollars in thousands)
Gross Written Premiums
       Terra Nova               $32,916      21.1%      $49,106       39.1%       $240,275       33.8%     $271,010      45.7%
       Terra Nova (Bermuda)       5,202       3.3         4,430        3.5          39,748        5.6        46,576       7.8
       Terra Nova Capital       115,525      74.0        69,209       55.1         409,660       57.7       254,246      42.9
       Corifrance                 2,559       1.6         2,831        2.3          20,572        2.9        21,538       3.6
                            -----------  --------   -----------   --------     -----------  ---------   -----------  --------
                    Total      $156,202     100.0%     $125,576      100.0%       $710,255      100.0%     $593,370     100.0%
                            ===========  ========   ===========   ========     ===========  =========   ===========  ========

Net Written Premiums
       Terra Nova               $31,804      25.4%      $48,320       41.7%       $199,123       35.8%     $245,946      48.5%
       Terra Nova (Bermuda)       7,852       6.3         5,509        4.7          34,932        6.3        44,125       8.7
       Terra Nova Capital        83,088      66.4        59,658       51.5         303,461       54.5       197,762      39.0
       Corifrance                 2,347       1.9         2,392        2.1          18,680        3.4        18,995       3.8
                            -----------  --------   -----------   --------     -----------  ---------   -----------  --------
                    Total      $125,091     100.0%     $115,879      100.0%       $556,196      100.0%     $506,828     100.0%
                            ===========  ========   ===========   ========     ===========  =========   ===========  ========


Net Earned Premiums
       Terra Nova               $58,518      35.9%      $68,468       52.9%       $204,135       44.5%     $198,980      52.5%
       Terra Nova (Bermuda)      10,928       6.7         9,469        7.3          34,165        7.4        39,592      10.5
       Terra Nova Capital        88,523      54.3        45,762       35.4         207,303       45.1       124,618      32.9
       Corifrance                 5,004       3.1         5,698        4.4          13,768        3.0        15,499       4.1
                            -----------  --------   -----------   --------     -----------  ---------   -----------  --------
                    Total      $162,973     100.0%     $129,397      100.0%       $459,371      100.0%     $378,689     100.0%
                            ===========  ========   ===========   ========     ===========  =========   ===========  ========




Combined Ratio
       Loss ratio (including LAE)            68.8                     62.4%                      68.3%                   64.1%
       Expense ratio                         36.8                     35.6                       40.9                    34.4
                                         --------                 --------                  ---------                --------
       Combined Ratio                       105.6%                    98.0%                     109.2%                   98.5%
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

  From an underwriting perspective, the Company has conducted a comprehensive review of its underwriting guidelines with particular emphasis on the Year 2000 exposures. It is the Company's position that Year 2000 exposures are not fortuitous losses and thus are not covered under insurance policies even without specific exclusions. However, in certain sectors of the Company where there may be a perceived exposure to the Year 2000 claims, the Company has bought reinsurance to protect itself. For these reasons,the Company believes that its exposure to Year 2000 claims will not be material. However, as was the case with environmental exposures, changing social and legal trends may create unintended coverage for exposures by reinterpreting insurance contracts and exclusions. It is impossible to predict what, if any, exposure insurance companies may ultimately have for Year 2000 claims whether coverage for the issue is specifically excluded or included.

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