Form 10-K405
period 1999-12-31
TERRA NOVA BERMUDA HOLDING LTD
filed 2000-03-20
CIK 935937

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

                  For the fiscal year ended December 31, 1999

                         Commission File Number 1-13832

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
             (Exact name of registrant as specified in its charter)

                  Bermuda                                   N/A
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organisation)                Identification No.)

          Richmond House, 12 Par-la-Ville Road, Hamilton HM08, Bermuda
              (Address of principal executive offices) (Zip code)

                           Telephone: (441) 292-7731
              (Registrants telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

            Title of each class               Name of each exchange on which
    Common shares, par value $5.80 per                 registered
                 share                            New York Stock Exchange
        7.2% Senior Notes due 2007                New York Stock Exchange
        7.0% Senior Notes due 2008                New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The number of registrant's ordinary shares ($5.80 par value) outstanding as of March 20, 2000 was 26,144,409 (includes 728,213 ordinary shares owned by trusts on behalf of the Company).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.

                               INDEX TO FORM 10-K

                                                                                                  Page
                                                                                                  ----
                                     PART I

 Item 1.  Business...............................................................................   3
 Item 2.  Properties.............................................................................  24
 Item 3.  Legal Proceedings......................................................................  24
 Item 4.  Submission of Matters to a Vote of Security Holders....................................  24

                                    PART II

 Item 5.  Market for the Registrant's Common Shares and Related Shareholder Matters..............  25
 Item 6.  Selected Financial Data for the five years ended December 31, 1999.....................  25
 Item 7.  Management's Discussion and Analysis of Results of Operations and Financial Condition..  26
 Item 7A. Quantitative and Qualitative Disclosure About Market Risk..............................  34
 Item 8.  Financial Statements...................................................................  36
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  68

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.....................................  68
 Item 11. Executive Compensation.................................................................  70
 Item 12. Security Ownership of Certain Beneficial Owners and Management.........................  75
 Item 13. Certain Relationships and Related Transactions.........................................  76

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  78
          Index to Exhibits......................................................................  85

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

Overview of the Company

   The Company is the holding company for five wholly owned operating entities:
Terra Nova Insurance Company Limited ("Terra Nova") in the U.K., Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Compagnie de Reassurance D'Ile de France ("Corifrance") in Paris, Terra Nova Capital Limited ("Terra Nova Capital"), the Company's corporate capital provider at Lloyd's, and Octavian Syndicate Management Limited ("Octavian"). Octavian manages the Lloyd's syndicates in which the Company has a participation. Through these subsidiaries, the Company writes a specialty property, casualty, marine and aviation insurance and reinsurance business worldwide.

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

   The Company entered into an Agreement and Plan of Merger and Scheme of Arrangement, dated as of August 15, 1999, and amended on September 10, 1999, and January 28, 2000, with Markel Corporation ("Markel"). The Agreement provides for the merger of a wholly-owned subsidiary of Markel Holdings into Markel and a scheme of arrangement between the Company and its shareholders. After completion of the merger and the scheme of arrangement, each of the Company and Markel will be a wholly-owned subsidiary of Markel Holdings, which will change its name to "Markel Corporation." At the effective time of the merger and scheme of arrangement each outstanding Class A ordinary share, other than 2,069 shares held by Markel or its transferee, and each outstanding Class B ordinary share of the Company will be cancelled and the holders thereof, other than Markel, the Company or its subsidiaries, will be entitled to receive $13.00 in cash, 0.07027 of a Markel Holdings common share and 0.07027 of a Markel Holdings contingent value right per share. On March 16, 2000, the Company's and Markel's shareholders approved the merger and scheme of arrangement at special shareholder meetings called for the purpose. Subject to approval by the Bermuda Supreme Court and completion or waiver of all closing conditions, the merger and scheme of arrangement are expected to be completed on March 24, 2000.

   The Company is organized as follows:

                  [Company Organizational Chart appears here]

   Gross written premiums and shareholders' equity of the operating subsidiaries for 1999 were as follows:

                                  Gross Written Shareholders'     AM Best  S&P
      (dollars in millions)         Premiums       Equity         Rating  Rating
      ---------------------       ------------- -------------     ------- ------
The Company......................    $864.9        $444.0
Terra Nova.......................     246.2         203.0           A      A
Terra Nova (Bermuda).............      46.0         177.0           A      A
Terra Nova Capital...............     552.7         (67.3)(1)(2)    A(3)   A+(4)
Corifrance.......................      20.0          37.6           A-     A-

--------
(1) Backed by $251.5 million of letters of credit from a subsidiary of Terra Nova (Bermuda).
(2) On February 12, 2000, $75.0 million of capital was invested in Terra Nova Capital.
(3)  Benefits from the Lloyd's global rating of "A".
(4)  Benefits from the Lloyd's global rating of "A+".

Business Segments

   The Company's principal lines consist of various classes of non-marine property business, non-marine casualty business, and marine and aviation business, written on both an insurance and reinsurance basis. In 1997, 1998 and 1999, the Company received premiums related to reinsurance to close of orphan Lloyd's syndicates.

   The Company's mix of business by operating entity and by class of business is set out in the table below.

                                              Year ended December 31,
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------  ------------  ------------
                                              % of          % of          % of
        Gross written premiums         Amount total  Amount total  Amount total
        ----------------------         ------ -----  ------ -----  ------ -----
Terra Nova............................ $246.2  28.5% $302.2  39.8% $288.7  52.5%
Terra Nova (Bermuda)..................   46.0   5.3    80.5  10.6    54.9  10.0
Terra Nova Capital....................  552.7  63.9   358.9  47.3   204.2  37.1
Corifrance............................   20.0   2.3    17.8   2.3     2.4   0.4
                                       ------ -----  ------ -----  ------ -----
  Total...............................  864.9 100.0   759.4 100.0   550.2 100.0
                                       ------ -----  ------ -----  ------ -----
Property..............................  405.1  46.8   329.1  43.3   226.7  41.2
Casualty..............................  202.5  23.4   158.1  20.8   115.1  20.9
Marine & aviation.....................  255.0  29.5   204.6  27.0   169.3  30.8
Orphan syndicate business.............    2.3   0.3    67.6   8.9    39.1   7.1
                                       ------ -----  ------ -----  ------ -----
  Total...............................  864.9 100.0   759.4 100.0   550.2 100.0
                                       ------ -----  ------ -----  ------ -----
Direct business.......................  601.4  69.5   407.8  53.7   269.6  49.0
Reinsurance assumed...................  263.5  30.5   351.6  46.3   280.6  51.0
                                       ------ -----  ------ -----  ------ -----
  Total for the Company............... $864.9 100.0% $759.4 100.0% $550.2 100.0%
                                       ------ -----  ------ -----  ------ -----

 Terra Nova

   Since it began in 1970 as a reinsurance company, Terra Nova has expanded into other fields of insurance. Although the largest segment of the business continues to be reinsurance, growth in recent years has been in specialty areas of primary insurance.

   Terra Nova is authorized in the United Kingdom to transact all classes of insurance business and underwrites a significant volume of property, marine and casualty treaty reinsurance. Terra Nova is approved to underwrite excess and surplus lines insurance in almost every state of the United States and has also gained accreditation in various states under statutes providing for accreditation of non-U.S. reinsurers. As at March 20, 2000, Terra Nova was accredited as a reinsurer in forty four jurisdictions of the United States and had an application for approval pending in a further three. Terra Nova is also licensed to transact non-marine reinsurance in Canada through its branch office in Toronto. In December 1999, Terra Nova announced its decision to close its branch office in Brussels.

   Marine insurance is transacted both on a direct and a reinsurance basis through the International Underwriting Association of London. This segment encompasses cargo, specie, protection and indemnity ("P&I") and liability. Terra Nova's total marine writings were lower in 1999 than in 1998 due in large part to its exit from marine hull and energy business in December 1998.

   In 1999, Terra Nova wrote $130.2 million of property business (representing 52.9% of total business), $58.3 million of casualty business (23.7%) and $57.7 million of marine business (23.4%).

   Terra Nova (Bermuda)

   Terra Nova (Bermuda) is a specialty property and casualty insurance and reinsurance company operating in the Bermuda Market. The principal lines of business are various classes of property and casualty coverage written on a reinsurance basis. Writings originate worldwide.

   In 1999, Terra Nova (Bermuda) wrote $0.8 million of orphan syndicate business compared to $36.0 million in 1998.

 Terra Nova Capital

   Through Terra Nova Capital, the Company participates on the Lloyd's syndicates managed by Octavian. The syndicates' writings include mainly U.K. property and liability, U.K. and overseas auto, marine and aviation lines. Terra Nova Capital's average participation on the Octavian syndicates increased to approximately 77% in 1999, from 60% in 1998 and 44% in 1997. This was the main reason for the Company's overall increase in premium writings in 1999 over prior years.

   For the 2000 underwriting year, Octavian has $543.2 million ((Pounds)339.5 million) of aggregate underwriting capacity, net of commission, of which $483.7 million ((Pounds)302.3 million), or approximately 90%, is provided by the Company through Terra Nova Capital. Syndicates 554 and 959 both ceased writing new business during 1999. Syndicate 959 has been merged into Syndicate 1009 for the 2000 underwriting year. Syndicate 554 has ceased writing business altogether.

   The Octavian syndicates for the 1999 underwriting year were as follows:

                                        The Company's
 Syndicate      Active          1999      share of
  number      underwriter     Capacity  1999 capacity Products
 --------- ----------------   --------- ------------- --------
                              (dollars
                                 in
                              millions)       %

           Jonathan L.
   329     Jones                $64.0        77.8%    Marine hull, war/political risks, cargo & specie, P&I, energy

           Malcolm H.
   554     Waterlow              39.2        97.4     U.K. auto

   702     Reg E. Brown         128.0        55.9     Professional indemnity, crime, legal expenses, property, personal accident, employers' liability/public liability, bloodstock

   959     Ray J. Busbridge      72.4        88.3     Airlines, commercial/charter products, satellite, other aviation, personal accident

  1009     David E. Hope         96.0        65.6     Energy, liability, hull, war, specie, cargo, excess of loss, onshore property

  1227     J. Nick C.            52.8       100.0     Reinsurance of orphan syndicates, property direct & facultative,
           Wooldridge                                 financial institutions business, contingency, U.S. property/casualty packages

  1228     Peter M.             123.8        84.7     Private auto, commercial auto, U.K. and overseas contracts auto,
           Routledge                                  household & commercial property

  1239     Malcolm E.            54.4        84.6     Property, financial institutions, casualty, personal accident, contingency
           Warrington

 Corifrance

   Corifrance is a French reinsurance company based in Paris. Corifrance transacts specialty treaty and facultative reinsurance business internationally, mainly outside the U.S., on a direct and brokered basis.

Marketing

   The Company's writings originate worldwide and are accepted through insurance brokers, principally Lloyd's brokers. By using broker distribution, the Company maintains low fixed overhead costs. Brokers charge commissions varying with the type and in proportion to the volume of business written. This allows the Company flexibility to vary its volume and mix of business according to perceived opportunities. The following table shows the percentage of gross written premiums by the brokers placing more than five percent of the Company's business for the year ended December 31, 1999:

   Percentage of Gross Written Premiums (/1/) by Broker (/2/) for year ended
                               December 31, 1999

       Broker                                                         Percentage
       ------                                                         ----------

       J & H Marsh & McLennan, Incorporated..........................    15.1%
       Aon Corporation...............................................    10.5
       Willis Corroon................................................     7.3

      --------
      (1) Based on premiums reported by each broker for the 1999 underwriting year.
      (2) Affiliate companies are combined within each broking group.

Underwriting

   Underwriting of new and renewal business is conducted generally on a risk by risk basis. Consideration is given to the general direction of rates and policy terms and conditions of each class of business, the Company's acceptance limits and exposure to accumulation of exposure to loss in catastrophe events.

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

   For property catastrophe reinsurance business, the underwriting guidelines limit the aggregate exposure to any one cedent and in defined geographic zones. In addition, the Company uses various commercially available software programs and its own proprietary models to assess pricing adequacy and manage ongoing loss exposure.

   The underwriting policy for casualty business emphasizes well-defined exposures, for example, by profession and narrow geographic region. These allow detailed analysis leading to informed pricing decisions. Diversification of exposures is achieved by underwriting individual contracts in varying geographic regions. Also, most non-marine casualty business is underwritten on a claims-made basis under which the Company is liable only for those claims made during the contract period (and generally subject to a limited discovery period).

   Marine hull underwriting involves detailed analysis of the loss record and other rating features of individual vessels as well as the fleets of which they may form a part. Marine energy exposures for fixed platforms and land-based structures are maintained and controlled with the aid of computer-based analytical tools. Cargo and specie exposures are monitored against catastrophe scenarios. The Company's marine liability account is geographically diverse and does not have the catastrophe accumulation potential of some other marine classes.

Loss and Loss Adjustment Expense Reserves

 General

   The loss and loss adjustment expense ("LAE") liabilities consist of case reserves and incurred but not reported ("IBNR") reserves. Case reserves are estimates of future loss payments for insured events which have been reported to the insurer. These reports may be made formally by the cedent or informally by other means, such as evaluation of claims by attorneys. The Company determines case reserves on a contract by contract basis. The amount reserved is the amount expected to be paid and is not discounted or otherwise adjusted for the time value of money. IBNR reserves are established actuarially. They reflect an estimated ultimate loss amount for claims not yet notified and an estimate of possible changes in the value of those claims which have already been reported. The method of setting IBNR reserves depends on the class of business involved. The specific techniques involve the use of projections and models based on the Company's or the relevant market's experience and exposure.

   Management believes the Company's reserves for losses and LAE are adequate. However, there can be no assurances that the Company's ultimate losses and LAE will not deviate, perhaps substantially, from the estimates reflected in its financial statements. If the Company's reserves should prove to be inadequate, the Company will be required to increase reserves. This could have a material adverse effect on the Company's financial condition.

   The following table shows the development of net reserves for losses and LAE for the calendar years 1989 to 1999 for all lines of business, except the Company's aviation business in run-off. The favourable development is largely attributable to redundancies experienced on the Company's casualty account on the 1986 to 1993 accident years. These redundancies have been partially offset by deteriorations due to LMX spiral losses in the marine account on the 1989 and 1993 accident years and asbestos related and environmental pollution losses in both the marine and casualty accounts on the 1985 and prior accident years.

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

   The re-estimated liabilities are increased or decreased as more information becomes available about the severity and frequency of claims for individual years. An adjustment to the carrying value of unpaid claims for a prior year will also be reflected in the adjustments for later years. For example, an adjustment to 1989 loss reserves in 1991 will show in the re-estimation of reserves for the years 1989 through 1990. A redundancy (or deficiency) arises when the re-estimation of reserves at the end of the year is less (or more) than the estimate at the preceding year-end. The redundancy (or deficiency) is recorded in the income statement of that year. The cumulative redundancy (or deficiency) is the difference between the re-estimation of reserves as at the end of 1999 and the original estimate as shown on the top line of the table.

   The lower portion of the table shows the cumulative amounts paid at the end of each successive year for such claims.

               Analysis of Net Loss and LAE Reserve Development
                             (dollars in millions)

                                                     Year ended December 31,
                          ----------------------------------------------------------------------------------------
                           1989    1990    1991    1992    1993    1994    1995    1996    1997    1998     1999
                          ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  --------
Reserves for unpaid
 losses and LAE at
 December 31............  $637.1  $693.9  $724.9  $784.5  $775.6  $847.3  $814.2  $824.0  $911.0  $982.9  $1,063.5
Reserve re-estimated (1)
 as of:
 One year later.........   655.0   719.3   761.0   806.9   802.5   850.1   811.6   813.6   886.0   938.4
 Two years later........   671.1   736.5   773.7   821.5   810.5   850.1   793.0   793.0   800.7
 Three years later......   691.2   743.8   780.5   829.0   810.7   832.9   777.8   716.7
 Four years later.......   681.2   738.1   792.4   829.8   800.7   812.8   703.2
 Five years later.......   663.6   755.5   793.5   816.5   784.7   739.7
 Six years later........   674.1   756.5   776.6   800.5   719.3
 Seven years later......   674.0   741.2   760.2   738.2
 Eight years later......   667.2   724.7   699.3
 Nine years later.......   655.3   669.3
 Ten years later........   613.6
Cumulative redundancy...    23.5    24.6    25.6    46.3    56.3   107.6   111.0   107.3   110.3    44.5
As a percentage of
 unpaid losses and LAE..    3.69%   3.55%   3.53%   5.90%   7.26%  12.70%  13.63%  13.02%  12.10%   4.53%
Paid (cumulative) as of:
 One year later.........  $ 94.2  $115.3  $119.3  $143.8  $151.8  $168.8  $123.4  $145.7  $187.6   245.3
 Two years later........   174.6   201.3   228.2   268.3   259.0   253.6   227.6   241.6   303.7
 Three years later......   190.1   274.3   316.1   350.8   311.8   327.8   293.0   301.7
 Four years later.......   242.2   341.0   379.9   383.8   368.8   380.7   336.8
 Five years later.......   293.0   395.8   402.5   426.8   405.8   416.6
 Six years later........   330.2   407.8   438.3   457.7   433.7
 Seven years later......   336.6   435.5   464.0   483.1
 Eight years later......   353.5   456.8   487.9
 Nine years later.......   370.8   478.2
 Ten years later........   388.5

   The following table represents an analysis of gross loss and LAE reserve development for the years indicated:

              Analysis of Gross Loss and LAE Reserve Development
                             (dollars in millions)

                                             Year ended December 31,
                          ----------------------------------------------------------------------
                            1993       1994       1995      1996      1997      1998      1999
                          --------   --------   --------  --------  --------  --------  --------
Gross reserves for
 unpaid losses and LAE..  $1,238.8   $1,223.8   $1,168.7  $1,078.2  $1,157.7  $1,209.0  $1,410.0
Reinsurance recoveries
 on unpaid losses and
 LAE....................     463.2      376.5      354.5     254.1     246.7     226.1     346.5
Gross reserves re-
 estimated (1) as of:
 One year later.........   1,332.8    1,310.2    1,174.8   1,067.0   1,142.5   1,207.1
 Two years later........   1,428.9    1,319.9    1,168.4   1,058.6   1,071.3
 Three years later......   1,428.0    1,311.2    1,150.6     989.1
 Four years later.......   1,431.3    1,291.4    1.081.4
 Five years later.......   1,428.4    1.223.9
 Six years later........   1.368.4
Reinsurance recoveries
 on unpaid losses and
 LAE re-estimated (2) as
 of:
 One year later.........     530.3      460.1      363.2     253.4     260.9     268.7
 Two years later........     618.4      469.9      370.1     264.1     270.6
 Three years later......     617.3      478.3      372.8     272.4
 Four years later.......     630.6      478.7      378.2
 Five years later.......     643.6      484.2
 Six years later........     649.1
Gross cumulative
 (deficiency)
 redundancy.............    (129.6)      (0.1)      87.3      89.1      86.4       1.9
 as a percentage of
  unpaid losses and
  LAE...................    (10.46%)    (0.01%)     7.47%     8.26%     7.46%     0.16%
Paid (cumulative) as of:
 One year later.........  $  303.9   $  290.6   $  229.7  $  179.6  $  246.3  $  251.8
 Two years later........     517.9      479.8      364.4     328.0     403.0
 Three years later......     679.3      576.4      477.2     418.7
 Four years later.......     752.5      672.3      550.2
 Five years later.......     829.2      730.9
 Six years later........     884.3

-------
(1) "Reserves re-estimated" includes losses paid in current and prior years.
(2) "Reinsurance recoveries on unpaid losses" includes reinsurance recoveries received in current and prior years.

   The following table represents a reconciliation of reserve balances for the years indicated:

                                              1999        1998        1997
                                           ----------  ----------  ----------
                                                (dollars in thousands)
Reserves for unpaid losses and loss
 adjustment expenses, at beginning of
 year....................................  $1,209,003  $1,157,724  $1,078,108
  Less: reinsurance recoverables on
   unpaid losses.........................    (226,098)   (246,728)   (254,129)
                                           ----------  ----------  ----------
Net balance at beginning of year.........     982,905     910,996     823,979
                                           ----------  ----------  ----------
Net incurred losses and loss adjustment
 expenses related to:
  Current year...........................     535,753     384,531     292,876
  Prior year.............................     (44,510)    (24,964)    (10,396)
                                           ----------  ----------  ----------
Total net incurred losses and loss
 adjustment expenses.....................     491,243     359,567     282,480
                                           ----------  ----------  ----------
Net paid losses and loss adjustment
 expenses related to:
  Current year...........................    (179,844)   (138,918)    (69,685)
  Prior year.............................    (245,323)   (187,559)   (145,702)
                                           ----------  ----------  ----------
Total net paid losses and loss adjustment
 expenses................................    (425,167)   (326,477)   (215,387)
Foreign exchange adjustment..............     (18,753)     (5,169)    (10,967)
                                           ----------  ----------  ----------
Net balance at end of year...............   1,030,228     938,917     880,105
  Net reserves from reinsurance to
   close.................................      33,257      43,988         -- (1)
  Net reserves from Corifrance
   acquisition...........................         --          --       30,891
                                           ----------  ----------  ----------
Net reserves at end of year..............   1,063,485     982,905     910,996
Plus Reinsurance recoverables:
  The Company............................     346,483     226,098     236,847
  Reinsurance recoverables related to net
   reserves from Corifrance acquisition..         --          --        9,881
                                           ----------  ----------  ----------
Reinsurance recoverable by the Company...     346,483     226,098     246,728
                                           ----------  ----------  ----------
Reserves for unpaid losses and loss
 adjustment expenses, at end of year.....  $1,409,968  $1,209,003  $1,157,724
                                           ==========  ==========  ==========

--------
(1) The net reserves of $17,910,000 from the reinsurance to close of the 1995 year of account have been included in net incurred losses and loss adjustment expenses for the year ended December 31, 1997. The premiums of $17,910,000 in respect of these losses were included in gross written and net earned premiums in 1997. The reinsurance to close reserves represent a retrospectively rated reinsurance contract in respect of an outstanding claims portfolio from the closing year of account of a Lloyd's syndicate. (The reinsurance to close occurs at the end of the third year of a Lloyd's underwriting year.)

   In the 1997 financial year, the reinsurance to close premium for the 1995 year of account of $17,910,000 and losses associated with this premium of $17,910,000 were included in the revenue statement in accordance with the then current recommended accounting practice in the London Market. In the 1999 and 1998 financial years, following further deliberation by management on the appropriate U.S. GAAP accounting treatment, the reinsurance to close premium for the 1997 and 1996 years of account of $33,257,000 and $43,988,000 was included as an asset in the balance sheet. The liabilities of $33,257,000 and $43,988,000 associated with this asset were included in unpaid losses in the balance sheet. There was no impact to net income within 1999 and 1998 as a consequence of this change in the Company's practice.

   Incurred claims relating to prior years are offset by decreases to prior year net written and net earned premiums less related acquisition costs of $27,300,000, $9,757,000 and $4,800,000 for 1999, 1998 and 1997, respectively.
When these revisions to prior written and earned premiums are considered, the Company experienced net prior year improvements of $17,210,000, $15,207,000 and $5,596,000 in 1999, 1998 and 1997, respectively. The majority of the movement in unpaid losses and LAE attributable to prior years was in relation to Terra Nova's casualty business. The casualty movements in the 1999 financial year arose from the favorable settlements during these financial years in respect of various casualty contracts. The favorable casualty movements in the 1999 financial year were partially offset by deficiencies on the Company's property, motor and aviation classes as a result of claims experience being worse than expected on certain contracts. The majority of these contracts were in respect of the 1998 accident year.

   The Company believes that its reserves at December 31, 1999, are adequate. Establishment of reserves, however, is a subjective process and there can be no assurance that currently established reserves will prove adequate in light of actual experience. Accordingly, it would not be right to extrapolate future deficiencies or redundancies based on the results set out above.

 Asbestos-Related and Environmental Pollution Reserves

   Before 1974, the Company had little exposure to casualty business. Since the mid-1980s, the Company's casualty business has been written increasingly on a claims-made basis with the majority written on such a basis since 1986. From the Company's inception through 1999, payments made by the Company for asbestos-related and environmental pollution claims totaled $35.0 million.

   Included in the liability for loss reserves at December 31, 1999, are $90.3 million (net of recoverables from reinsurers) of loss reserves concerning asbestos-related and environmental pollution claims. Included in this liability are reserves for IBNR and reserves for LAE, which include litigation expenses. The Company continues to be advised of claims asserting injuries from hazardous materials and alleged damages to cover various clean-up costs relating to policies written in prior years. Coverage and claim settlement issues, such as determining that coverage exists and defining an occurrence, may cause the loss development to display more variation than the rest of the Company's book of business. Traditional reserving techniques cannot be used to estimate asbestos-related and environmental pollution claims. Accordingly, the uncertainty in respect of the ultimate cost of these types of claims is greater than the uncertainty relating to standard lines of business.

   The following table presents selected data on asbestos-related and environmental pollution losses and LAE incurred and reserves outstanding, net of amounts recoverable from reinsurers.

    Asbestos-related Losses and LAE Incurred and Reserve Outstanding (Net of
                       reinsurance) (dollars in millions)

                                                                 Year ended
                                                                December 31,
                                                              -----------------
                                                              1999  1998  1997
                                                              ----- ----- -----
Incurred losses.............................................. $ 1.9 $13.1 $ 1.6
Incurred LAE.................................................   1.7   4.6   1.2
                                                              ----- ----- -----
Incurred losses and LAE...................................... $ 3.6 $17.7 $ 2.8
                                                              ----- ----- -----
Net paid losses and LAE...................................... $ 4.4 $ 1.1 $ 2.5
                                                              ----- ----- -----
Losses and LAE case reserves................................. $29.6 $29.0 $28.3
Losses and LAE IBNR reserves.................................  44.9  46.3  30.5
                                                              ----- ----- -----
  Total reserves............................................. $74.5 $75.3 $58.8
                                                              ===== ===== =====

Environmental Pollution Losses and LAE Incurred and Reserve Outstanding (Net of
                       reinsurance)(dollars in millions)

                                                        Year ended December
                                                                31,
                                                        ----------------------
                                                         1999    1998    1997
                                                        ------  ------  ------
Incurred losses........................................ $ (3.1) $ (6.7) $ (2.9)
Incurred LAE...........................................   (0.7)   (1.8)    0.9
                                                        ------  ------  ------
Incurred losses and LAE................................ $ (3.8) $ (8.5) $ (2.0)
                                                        ------  ------  ------
Net paid losses and LAE................................ $  1.0  $  1.3  $  1.5
                                                        ------  ------  ------
Losses and LAE case reserves........................... $  8.4  $  9.5  $  9.5
Losses and LAE IBNR reserves...........................    7.4    11.1    20.8
                                                        ------  ------  ------
  Total reserves....................................... $ 15.8  $ 20.6  $ 30.3
                                                        ======  ======  ======

   Reinsurance recoverables netted against the asbestos-related and environmental pollution loss reserves for each of the years 1999, 1998 and 1997:

                                                        Year ended December
                                                                31,
                                                        ----------------------
                                                         1999    1998    1997
                                                        ------  ------  ------
                                                            (dollars in
                                                             millions)
Gross reserves......................................... $128.2  $129.2  $111.8
Reinsurance recoverables...............................   37.9    33.3    22.7
                                                        ------  ------  ------
Net reserves........................................... $ 90.3  $ 95.9  $ 89.1
                                                        ======  ======  ======


   Litigation expenses included in the asbestos-related and environmental pollution loss reserves for each of the years 1999, 1998 and 1997:

                                                                 Year ended
                                                                December 31,
                                                              -----------------
                                                              1999  1998  1997
                                                              ----- ----- -----
                                                                 (dollars in
                                                                  millions)

     Total reserves.......................................... $90.3 $95.9 $89.1
     Litigation expenses included............................  24.4  25.8  24.1

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

   The reinsurance element of the Company's total gross exposure is reviewed regularly for collectability issues, including solvency and disputes. As needed, the Company sets up a bad debt reserve for reinsurance recoverables in doubt. At December 31, 1999, this reserve stood at $46.5 million or 10.2% of total reinsurance recoverables.

   The Company's recoverables from its reinsurers consist of amounts recoverable for paid and outstanding claims and amounts recoverable related to IBNR claims. The following table sets out net reinsurance recoverables from continuing operations from December 31, 1997, to December 31, 1999:

                   Aggregate of Net Reinsurance Recoverables
                             (dollars in millions)

                           At December 31,  At December 31,  At December 31,
                           ---------------- ---------------- ---------------
                            1999   Movement  1998   Movement      1997
                           ------  -------- ------  -------- ---------------

Paid claims............... $ 79.7   $ 18.2  $ 61.5   $ 12.6      $ 48.9
Notified outstanding
 claims...................  293.8     73.7   220.1     (7.0)      227.1
IBNR......................   81.6     52.4    29.2     (9.8)       39.0
Bad Debt Provision........  (46.5)    (7.7)  (38.8)    (9.9)      (28.9)
                           ------   ------  ------   ------      ------
  Total................... $408.6   $136.6  $272.0   $(14.1)     $286.1
                           ======   ======  ======   ======      ======

   The following table sets out the Company's net reinsurance recoverables on its continuing operations (excluding marine LMX) and on its marine LMX business, which is no longer written.

                    Analysis of Net Reinsurance Recoverables
                             (dollars in millions)

                                                            Year ended December
                                                                    31,
                                                            --------------------
                                                             1999   1998   1997
                                                            ------ ------ ------

     Reinsurance recoverable:
       Continuing operations............................... $307.9 $180.8 $133.8
       Marine LMX business.................................  100.7   91.2  152.3
                                                            ------ ------ ------
         Total............................................. $408.6 $272.0 $286.1
                                                            ====== ====== ======

   At December 31, 1999, syndicates at Lloyd's were the Company's principal reinsurers, with reinsurance recoverables on paid and outstanding and IBNR claims from continuing business of approximately $106.5 million.

                                                            AM Best   Premium
      Reinsurer                                             Rating(1) Ceded(2)
      ---------                                             --------  --------
                                                                         %

      Lloyd's Syndicates...................................    A        7.9%
      Swiss Reinsurance Co./European General Reinsurance
       Co. ................................................    A+       3.1
      CNA Reinsurance Company Ltd..........................    A        3.0
      ERC Frankona Ruckversicherungs AG....................    A+       2.7
      Hannover Ruckversicherungs AG........................    A+       1.5

     --------
     (1) A rating from A.M. Best reflects the opinion of A.M. Best about an insurer's financial strength, operating performance and ability to meet its obligations to policyholders.
     (2)  Premium ceded for the 1999 underwriting year.

Investment Portfolio

   The Company's investment objectives are to optimize current income and total return on its investments consistent with high quality, safety, diversification and tax and regulatory considerations. At the same time, the Company must maintain sufficient liquidity to enable it to meet its obligations on a timely basis.

   In May 1999, the Company transferred the management of its equity portfolio to Wellington Management International, Boston. Blackrock Financial Management Inc, New York, manages a portfolio of the Company's mortgage and asset backed fixed interest securities.

   An in-house team at Terra Nova Asset Management Limited, headed by the Chief Investment Officer, manages investments for Terra Nova and the Octavian syndicates. Investment management for Terra Nova (Bermuda) is the responsibility of its Vice President--Administration and Finance.

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

   The Company's technical funds are invested in readily marketable high grade fixed income securities and cash. The objectives of the investment strategy for technical funds are to: (i) maintain diversified fixed income portfolios to optimize investment income without undue risk; (ii) manage portfolio duration; and (iii) maintain sufficient liquidity to meet its obligations on a timely basis.

   The Company's investment strategy for capital funds is to optimize total return after all taxes including, where applicable, withholding tax and U.K. corporation tax. The objective is to provide for long-term growth in market value through investment in a diversified portfolio which includes listed common stocks but also maintains satisfactory levels of current income.

   The Company does not invest in real estate or high yield fixed income securities. Nor does the Company engage in the derivatives markets for trading or speculative purposes although such instruments may be used to a limited extent to hedge against fluctuations in interest rates, foreign exchange or equity security risk.

   The market value of the Company's investments varies depending on economic and market conditions. Absent other factors, the market values of fixed maturity securities are likely to decline as interest rates rise and are likely to increase as interest rates fall.

   The Company's policy is to match the duration of its assets with the duration of its insurance liabilities and to manage the foreign currency exposure by matching technical liabilities against assets of the same currency as far as is considered practical. About 76% of the investment portfolio of the Company is held in U.S. dollars.

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

Ratings

   At March 20, 2000, the Company carried A, A and A+ claims paying ability ratings by S&P, A.M. Best and Duff & Phelps, respectively. S&P and Duff & Phelps ratings range from a high "AAA" to a low "CCC", while A.M. Best ratings range from a high "A++" to a low "C-". At March 20, 2000, the Company's long term senior debt rating was BBB, Baa2 and BBB+ at S&P, Moody's and Duff & Phelps, respectively.

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

   The cessation of aviation underwriting has been treated as a discontinued operation in the financial statements of Terra Nova, the Company's predecessor. Under this approach, the estimated cost related to other overheads considered necessary to complete the run-off of the aviation business was treated as a one-time charge ($2.1 million in 1992). Since the acquisition of Terra Nova by the Company in 1994, any charges or credits resulting from changes in estimates are recorded in continuing operations of the Company. The run-off of aviation business is managed by a separate claims staff with analytical support from the actuarial and finance departments and management supervision by underwriting operations support. This separate group of claims personnel has a significant amount of experience with Terra Nova's aviation business.

   The following table represents a reconciliation of reserve balances for the years indicated:

                  Reconciliation of Aviation Reserve Balances
                             (dollars in millions)

                                                              Year ended
                                                             December 31,
                                                          --------------------
                                                          1999   1998    1997
                                                          -----  -----  ------
Reserve for unpaid losses and loss adjustment expenses,
 gross of reinsurance, at beginning of the year.........  $65.8  $75.8  $139.7
Less reinsurance recoverables...........................   39.2   42.8    91.1
                                                          -----  -----  ------
Net reserves at beginning of the year...................   26.6   33.0    48.6
                                                          -----  -----  ------
Incurred related to:
  Prior years...........................................   (1.4)  (1.4)    --
                                                          -----  -----  ------
Total incurred..........................................   (1.4)  (1.4)    --
                                                          -----  -----  ------
Paid related to:
  Prior years...........................................   (2.0)  (5.1)  (14.5)
                                                          -----  -----  ------
Total paid..............................................   (2.0)  (5.1)  (14.5)
Foreign exchange adjustment.............................   (0.2)   0.1    (1.1)
                                                          -----  -----  ------
Net reserves at end of year.............................   23.0   26.6    33.0
Reinsurance recoverables by the Company.................   36.2   39.2    42.8
                                                          -----  -----  ------
Reserves for unpaid losses and loss adjustment expenses,
 gross of reinsurance, at end of the year...............  $59.2  $65.8  $ 75.8
                                                          -----  -----  ------

Employees

   At December 31, 1999, Terra Nova, Terra Nova Asset Management Limited and Terra Nova (Bermuda) had 173 employees. At the same date, Corifrance had 30 employees. Octavian had 418 employees and is reimbursed by the Octavian syndicates for costs relating to most of these employees. Terra Nova Information Services Ltd., a subsidiary of Octavian, had 77 employees. The Company believes that its relationship with employees is excellent.

Regulation of the Company

 United Kingdom

   Authorization to Transact Business. Subject to certain exceptions (particularly in relation to European Union companies), no person may carry on insurance business in the U.K. unless authorized by the H.M. Treasury ("Treasury") under the Insurance Companies Act 1982. Previously, supervision of insurance companies was undertaken by the Department of Trade and Industry ("D.T.I."). The D.T.I.'s responsibilities have now been assumed by the Treasury, Insurance Directorate, and are currently delegated to the Financial Services Authority ("FSA") pending enactment of the Financial Services and Markets Bill under which the regulation of all financial services business, including insurance, will pass to the FSA. Insurance companies authorized to carry on insurance business by the Treasury in the U.K. are required to file with the Treasury independently audited financial statements (the "Treasury Returns") within six months of the period to which such figures relate. A company which carries on long-term business is also required to arrange an actuarial appraisal of such business and to submit an abstract of the actuarial report to the Treasury within six months of the period to which such figures relate. In addition, companies incorporated in the U.K. must comply with certain provisions of the Companies Act 1985 (the "Companies Act") requiring them to file and provide their shareholders with audited financial statements and related reports by their directors. Under the Companies Act, a company is required to produce an annual financial statement reported on by an independent auditor and signed by at least one director.

   The Treasury Returns. The contents of the Treasury Returns include: (i) a balance sheet and profit and loss account; (ii) general business revenue accounts and additional information regarding premiums, claims and risk exposure; and (iii) directors' and auditors' certificates. The required contents of such returns depend on the category of the insurance company and the business conducted. The Treasury Returns must also provide additional information relating to the reinsurance of business written, including details regarding: (i) the amount of business reinsured; (ii) the names of the major reinsurers; (iii) the relationship between the insurance company and any major reinsurer; and (iv) the types of reinsurance cover purchased by the insurance company.

   Minimum Solvency Margins. Companies authorized to transact non-life insurance business in the U.K. are required to maintain a minimum solvency margin; that is, their assets must exceed their liabilities by a minimum specified amount, subject in each case to a minimum amount (the "minimum guarantee fund"). Each non-life insurance company must calculate margins under both a premium basis method and a claims basis method. There are regulations in accordance with which assets and liabilities are valued. The higher (i.e., the more conservative) of the two results is the required solvency margin. In calculating the solvency margin under each method, the level of gross claims before reinsurance is used, and a subsequent credit is applied for reinsurance recoverables (subject in each case to a maximum credit of 50% of gross claims). Additional solvency margins apply to companies also transacting life business. In practice the Treasury like to see a solvency margin of at least twice the statutory solvency margin. At December 31, 1999, Terra Nova's estimated minimum statutory solvency margin was $39.2 million and the excess of its solvency margin over its minimum solvency margin was $88.5 million.

   Dividends. The ability of Terra Nova to declare and pay dividends is limited by a Notice of Requirements issued by the DTI (now the Treasury) on May 22, 1995 (the "Notice"). The Notice provides that Terra Nova must give 14 days' advance notice to the Treasury of its intention to declare and pay a dividend. The Treasury may direct that no such declaration or payment be made. In reviewing dividend proposals, the Treasury considers the adequacy of Terra Nova's solvency margin, its recent operating performance and other factors deemed appropriate by the Treasury. In addition, Terra Nova must comply with the Companies Act, which provides that dividends may only be paid out of distributable profits (i.e., its accumulated realized profits, so far as not previously used by distribution or capitalization, less its accumulated realized losses, so far as not previously written off in a reduction or reorganization of capital). At December 31, 1999, Terra Nova's solvency margin was $88.5 million in excess of its estimated minimum solvency margin, and its distributable profits under U.K. GAAP were $78.5 million.

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

   In the case of the appointment of a managing director or a chief executive, the obligation is on the insurance company to notify the Treasury. In each of the other cases, the obligation is on the controller to notify the Treasury. The Treasury is deemed to have approved the appointment or change of controller, or the acquisition or increase in the level of a notifiable holding, if it receives the prescribed notice and does not object within three months (or extend such three-month period) to such appointment, change of control or acquisition on the grounds that the person in question is either not a fit and proper person or that if the person were to be appointed or become such a controller or acquire a, or increase its, notifiable holding, the criteria of sound and prudent management would not or might not continue to be fulfilled in respect of the insurance company.

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

   Lloyd's. Lloyd's is subject to a degree of overall regulation by the Treasury to which it must supply a return each year demonstrating the solvency of its members, both globally and on an individual basis. Lloyd's is, however, primarily self-governing, through the Council and its Market Board and Regulatory Board, to which the Council has delegated the majority of its functions. This will change in the near future and Lloyd's will be regulated by the new Finance Services Authority. The exact form of such regulation and the degree to which Lloyd's will be left to regulate market participants is not yet settled, though the preferred approach would involve the FSA exercising some direct supervision and allowing Lloyd's to exercise other supervision under its direction.

   For the purposes of the Lloyd's Act 1982, the Company is deemed a Lloyd's "managing agent" by virtue of its being the parent company of the Lloyd's managing agent, Octavian Syndicate Management Limited. The Lloyd's Act prohibits any person from acting as a Lloyd's broker if that person is a managing agent or is "associated" with a managing agent and also prohibits any person from acting as a managing agent if that person is a Lloyd's broker or is "associated" with a Lloyd's broker.

   The scope of these prohibitions is extremely broad. A person (which includes an individual or company) is associated with a Lloyd's broker for these purposes if it owns any interest in a Lloyd's broker (except interests representing not more than 5% in nominal amount of the Lloyd's brokers' stock, shares or other securities or any class thereof which are authorized to be traded on a stock exchange or in any over-the-counter market, and in either case are so traded regularly or from time to time).

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

   These provisions prohibit a Lloyd's broker or any of the persons referred to above from holding a direct interest in the Company. However, it is permitted for a Lloyd's broker (or any of its associates) to acquire an interest in the Company provided such an interest represents not more than 5% in nominal amount of the Company's stock, shares or other securities, or any class thereof, which are authorized to be traded on a stock exchange or in any over-the-counter market, and in either case are so traded regularly or from time to time. In ascertaining in any case whether any person would fall within this exemption it should be noted that the Lloyd's Act requires not only the shareholding of the particular body corporate, partnership or individual concerned to be taken into account but also those of persons connected therewith (as widely defined in the Lloyd's Act).

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

 United States

   Excess and Surplus Lines Insurance. Terra Nova is an approved or eligible excess and surplus lines insurer in 47 states, as well as in the District of Columbia and the U.S. Virgin Islands. In order to maintain such approvals and eligibilities, Terra Nova agreed to establish a U.S. trust fund, having a value of at least $18.0 million for the benefit of U.S. surplus lines policyholders. At December 31, 1999, the trust fund was valued at $21.0 million in order to comply with the new trust fund requirement adopted by Louisiana, effective July 31, 1999 (please refer to the discussion regarding the Model Non-admitted Insurance Act below). Terra Nova also complies with minimum capital and surplus requirements in the United States. As of December 31, 1999, the highest such requirement was $15.0 million. Terra Nova also files annually with the International Insurers Department (the "IID") of the National Association of Insurance Commissioners ("NAIC") and with regulatory authorities in many of the U.S. jurisdictions in which Terra Nova is an approved or eligible surplus lines insurer, its annual financial statements, actuarial certifications as to the adequacy of its loss reserves, descriptions of its outward reinsurance programs (including premiums, recoveries and recoverables thereunder), and directors' and officers' biographical affidavits and related information.

   Model Non-admitted Insurance Act. At its September 1998 meeting, the NAIC agreed rules for calculating surplus lines liabilities for purposes of funding the liabilities-based trust fund provisions for the NAIC Model Non-admitted Insurance Model Act (the "Model Act") adopted by the NAIC at its December 1996 meeting and later adopted by Louisiana and New York. Under this new liabilities-based trust fund standard, Terra Nova was required to increase its surplus lines trust fund by July 31, 1999, in order to maintain its surplus lines eligibility in Louisiana, to an amount equal to: $18 million plus either
(i) 30% of its gross surplus lines liabilities (case reserves plus IBNR) attributable to U.S. surplus lines business written on or after January 1, 1998; or (ii) 30% of its direct non-admitted U.S. liabilities (case reserves plus IBNR), excluding MAT exempt business and direct placements, attributable to U.S. direct non-admitted business written on or after January 1, 1998, subject to a cap of $60 million. New York adopted this standard, effective January 1, 2000. Terra Nova is not aware that other states are considering adopting this standard at present. Terra Nova also believes that the implementation of the Model Act, whether by statute or regulation, will not have a material adverse impact upon Terra Nova's business or financial position.

   The Model Law on Credit for Reinsurance (the "Reinsurance Model Law") adopted in 1984 and subsequently amended on several occasions by the NAIC has now been enacted or promulgated in nearly all U.S. jurisdictions. The Reinsurance Model Law contains a provision that allows overseas-based reinsurers to establish a single U.S. reinsurance trust fund equal in amount to their prospective reinsurance liabilities in respect of U.S. cedents plus $20.0 million for the purpose of securing business written in the United States by U.S. cedents and permitting such cedents to deduct ceded liabilities when preparing statutory financial statements. Terra Nova has established such a U.S. reinsurance trust fund, which was valued at $124.3 million as at December 31, 1999. As of December 31, 1999, Terra Nova had received trusteed reinsurer approval from the departments of insurance of 44 states and had applications for trusteed reinsurer status pending in 3 additional states.

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

   The Company and its Bermuda subsidiaries are required to pay certain annual Bermuda government fees. In addition, Terra Nova (Bermuda) is required to pay certain business fees as an insurer under the Bermuda

Act. As of March 20, 2000, there would be no Bermuda withholding tax on dividends paid by Terra Nova (Bermuda) to the Company.

 United Kingdom

   U.K. Holdings and its U.K. resident subsidiaries are chargeable to U.K. corporation tax on their world-wide profits, currently at the rate of 30%, reduced from 31% on April 1, 1999. Provided U.K. Holdings and its U.K. resident subsidiaries are members of the same group for purposes of the U.K. group relief provisions, losses of one member will be available for surrender to the other members on a current year basis, subject to satisfying the detailed conditions of the relevant legislation.

   For the purpose of calculating U.K. corporation tax, all transactions between Terra Nova, U.K. Holdings, the Company and Terra Nova (Bermuda) must be reported and should be made on an arm's length basis or will be subject to adjustment, for tax purposes, as if they were made on an arm's length basis.

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

   Additionally, the Company believes that U.K. Holdings and Terra Nova will be entitled to the benefits of the U.K. Treaty. Thus, even if U.K. Holdings or Terra Nova were considered to be engaged in a U.S. trade or business, that entity would not be subject to U.S. federal income tax, unless it were considered to engage in a U.S. trade or business through a permanent establishment, in which case such entity would be subject to U.S. federal income tax only on taxable income attributable to its permanent establishment, and would not be subject to the branch profits tax. Although there can be no assurances, the Company believes that none of Terra Nova (Bermuda) or U.K. Holdings or Terra Nova has, or will have, a permanent establishment in the United States.

   While there can be no assurance that U.K. Holdings will be entitled to the U.K. Treaty exemption from the branch profits tax, and although the Company will not be entitled to relief under the Bermuda Treaty, as stated above, the Company believes that neither it nor U.K. Holdings will be engaged in a U.S. trade or business and that therefore they will not be subject to U.S. federal income tax.

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

ITEM 2--PROPERTIES

   The principal offices of the Company are leased by the Company in Hamilton, Bermuda. Terra Nova's London executive offices are leased by Terra Nova and its underwriting and claims staff are located in space leased by Terra Nova in the London Underwriting Centre and in the Institute of London Underwriters' building. Octavian leases offices in London, Poole, Leeds and Chelmsford and also leases space in the Lloyd's building. Corifrance leases offices in Paris, France. Additionally, Terra Nova leases offices in Brussels and Toronto. Management believes that its office space is adequate for the Company's current needs.

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

                                    PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED
    SHAREHOLDERS MATTERS

   (a) The Company's Class A common shares, par value $5.80 per share, began trading on April 17, 1996, on the New York Stock Exchange ("NYSE") under the symbol of TNA. The following table presents the high and low sales prices of the Class A common shares in each fiscal quarter of 1999 and 1998, with cash dividends paid:

                       1999                               1998
          ---------------------------------  ----------------------------------
             Market Price        Dividend        Market Price        Dividend
Quarter     High        Low      Per Share     High         Low      Per Share
-------   ---------   --------   ---------   ---------   ---------   ---------
   1      $  26 3/4   $ 21 3/4   $    0.06   $  30 1/2   $23 13/16   $    0.05
   2      $  27 3/4   $ 21 1/2   $    0.06   $      33   $      29   $    0.06
   3      $ 32 7/16   $     23   $    0.06   $  34 1/2   $  25 7/8   $    0.06
   4      $31 13/16   $28 9/16   $    0.06   $29 15/16   $ 23 1/16   $    0.06

      Year end closing price: $30                          $25

  (b) The approximate number of holders of common shares, as at December 31, 1999, was 1,500.

ITEM 6--SELECTED FINANCIAL DATA FOR THE FIVE YEARS ENDED DECEMBER 31, 1999

   The following table sets forth selected consolidated financial information with respect to the Company for the periods indicated. This information should be read in conjunction with the Consolidated Financial Statements of the Company and related notes and "Management's Discussion and Analysis of Results of Operations and Financial Conditions".

                                      Five Year Financial Summary
                              ------------------------------------------------
                                1999      1998(1)   1997      1996      1995
                              --------  --------  --------  --------  --------
                              (dollars in millions, except per share data)
Results of Operations
Gross written premiums......  $  864.9  $  759.4  $  550.2  $  361.0  $  302.7
Net written premiums........     618.4     646.2     483.5     311.2     247.0
Net earned premiums.........     585.3     546.9     419.1     278.8     251.9
Net investment income.......      93.8      93.3      85.1      78.1      74.5
Net (loss) income before
 extraordinary charge.......     (35.0)     84.0      73.4      63.9      43.3
Comprehensive (loss) income
 before extraordinary
 charge.....................    (122.9)    108.0      93.5      50.4      93.2
Net operating (losses)
 earnings (2)...............     (55.6)     70.9      62.9      57.2      39.3

Balance Sheet
Total assets................  $2,631.7  $2,479.4  $2,220.1  $1,867.3  $1,785.0
Long-term debt..............     175.0     175.0     175.0     100.0     100.0
Convertible redeemable
 preferred shares...........       --        --        --        --       33.4
Shareholders' equity........     444.0     570.9     481.9     398.8     197.0

Ratio Analysis
GAAP combined ratio.........     129.4%     98.8%     98.2%     97.2%    103.8%
Investment yield (3)........       6.1%      6.1%      6.2%      6.3%      6.7%
Total return (4)............       0.6%      9.1%      9.0%      5.7%     13.7%
Debt to total capital.......      28.3%     23.5%     26.6%     20.0%     33.7%

Per Share Data
Book value per share (5)....  $  17.50  $  22.51  $  18.96  $  15.43  $  12.80
Net income before
 extraordinary charge per
 share (6)..................  $  (1.38) $   3.22  $   2.82  $   2.68  $   2.59
Dividends per common share..  $   0.24  $   0.23  $   0.17  $   0.06       --

--------
(1) 1998 net income, comprehensive income and net operating earnings and related per share figures are stated before the extraordinary charge of $11.6 million or $0.45 per share associated with the debt refinancing in May 1998.
(2) Net operating (losses) earnings represents net (loss) income before extraordinary charges, discontinued operations, minority interests, and realized gains on investments after tax. Management believes this measure is relevant and useful to the investor as it shows income from core operations. It excludes non-recurring items and realized gains on investments which reflect management's decision to sell investments from time to time. The measure does not replace operating income or net income, computed in accordance with United States generally accepted accounting principles, as a measure of profitability.
(3) Investment yield reflects net investment income as a percentage of average invested assets.
(4) Total return includes net investment income, net realized investment gains and change in market value during the period as a percentage of average invested assets.
(5) Book value per share is equal to shareholders' equity divided by the number of common shares outstanding at the end of the period.
(6) Net (loss) income per share is calculated on a diluted basis by using the weighted average number of common shares outstanding during the period. 1996 and 1995 disclosures have been restated in order to comply with SFAS No.128--"Earnings per Share".

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company

   The following discussion addresses the principal factors affecting the earnings and financial condition of the Company. All references to the "Company" are to Terra Nova (Bermuda) Holdings Ltd. ("Bermuda Holdings") and all of its direct and indirect subsidiaries, including Terra Nova Insurance (U.K.) Holdings plc ("U.K. Holdings"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Compagnie de Reassurance d'Ile de France ("Corifrance"), Octavian Syndicate Management Limited ("Octavian") and Terra Nova Capital Limited ("Terra Nova Capital").

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

   The Company's premiums by segment for the years ended December 31, 1999, 1998 and 1997, and the combined ratio are set out in the following table:

                                        Year ended December 31,
                           --------------------------------------------------
                                 1999             1998             1997
                           ---------------- ---------------- ----------------
                            Amount  Percent  Amount  Percent  Amount  Percent
                           -------- ------- -------- ------- -------- -------
                                         (dollars in thousands)
Gross Written Premiums
Terra Nova................ $246,219   28.5% $302,240   39.8% $288,684   52.5%
 Terra Nova (Bermuda).....   45,978    5.3    80,480   10.6    54,834   10.0
 Terra Nova Capital.......  552,692   63.9   358,860   47.3   204,325   37.1
 Corifrance...............   20,044    2.3    17,808    2.3     2,400    0.4
                           --------  -----  --------  -----  --------  -----
  Total................... $864,933  100.0% $759,388  100.0% $550,243  100.0%
                           ========  =====  ========  =====  ========  =====
Net Written Premiums
Terra Nova................ $179,563   29.0% $282,046   43.6% $264,308   54.6%
 Terra Nova (Bermuda).....   34,584    5.6    79,842   12.4    48,657   10.1
 Terra Nova Capital.......  388,876   62.9   270,740   41.9   168,180   34.8
 Corifrance...............   15,153    2.5    13,569    2.1     2,400    0.5
                           --------  -----  --------  -----  --------  -----
  Total................... $618,446  100.0% $646,197  100.0% $483,545  100.0%
                           ========  =====  ========  =====  ========  =====
Net Earned Premiums
 Terra Nova............... $227,694   38.9% $252,714   46.2% $256,306   61.2%
 Terra Nova (Bermuda).....   39,494    6.8    78,061   14.3    42,985   10.2
 Terra Nova Capital.......  303,271   51.8   199,506   36.5   107,978   25.8
 Corifrance...............   14,822    2.5    16,627    3.0    11,800    2.8
                           --------  -----  --------  -----  --------  -----
  Total................... $585,281  100.0% $546,908  100.0% $419,069  100.0%
                           ========  =====  ========  =====  ========  =====
Combined Ratio
 Loss ratio (including
  LAE)....................            83.9%            65.8%            67.4%
 Expense ratio............            45.5             33.0             30.8
                                     -----            -----            -----
 Combined Ratio...........           129.4%            98.8%            98.2%
                                     =====            =====            =====

Results of Operations

   The table above shows that gross written premiums increased to $864.9 million in 1999 from $759.4 million in 1998, consistent with the Company's strategy of increasing its share of the business written by the Octavian syndicates. In 1999, the Company's share of capacity increased to 77% from 60% in 1998. For the 2000 underwriting year, the Company has approximately 90% of Octavian's capacity.

   The Company's underwriting results in 1999 were affected by three main factors. First, 1999 was the worst year for international catastrophe losses in recent history. The Company's share of these catastrophes and large losses for the year was $59 million, including $42 million of catastrophe losses in the fourth quarter. Secondly, the Company was active in closing certain businesses, such as the decisions to exit the London Company Market marine hull and energy business at the beginning of the year and to exit high street motor business in the second quarter, and in re-structuring and combining others, such as the merger of aviation syndicate 959 into marine syndicate 1009. Underwriting losses in 1999 from businesses the Company is not continuing in 2000, together with associated closure costs and additional reinsurance costs incurred in protecting the aviation and satellite business written by Syndicate 959, totaled $122 million in the year. Finally, the Company experienced a significant amount of late reported claims relating to certain property loss events which occurred prior to December 31, 1998.

   As a result, the underwriting loss in 1999 was $172.2 million compared to a profit of $6.6 million in 1998, reflecting an increase in the combined ratio to 129.4% for the year ended December 31, 1999, from 98.8% for the year ended December 31, 1998.

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Gross written premiums increased 13.9% to $864.9 million in 1999, up from $759.4 million in 1998.

   Terra Nova's gross written premiums totalled $246.2 million in 1999 compared to $302.2 million in 1998. The decrease in premium writings reflects Terra Nova's exit from marine hull and energy business in December 1998 and lower premium rates on most classes of business in which it participates. Marine writings were down $21.7 million on last year. Property and casualty writings were down $34.3 million on last year due in part to management's decision to write a portfolio of business through the Company's corporate syndicate at Lloyd's.

   Terra Nova (Bermuda)'s gross written premiums were $46.0 million in 1999 compared to $80.5 million in 1998. The prior year figure includes $36.0 million of orphan syndicate business compared to $0.8 million written in the current year. Excluding orphan syndicate business, Terra Nova (Bermuda)'s gross written premiums were in line with last year.

   Terra Nova Capital's gross written premiums increased by 54.0% to $552.7 million from $358.9 million in 1998. The growth is due to an increased participation in the Octavian syndicates from approximately 60% of capacity in 1998 to approximately 77% in 1999. This increase also reflects higher writings at syndicates 702 (benefiting from the newly opened Australian office and other initiatives put in place last year), 1227 (expansion of property writings) and 1228 (more overseas auto business). These increases have been partly offset by the impact of management's decision to close auto Syndicate 554 and cease writing business from October 31, 1999. Management also decided to withdraw from writing general aviation and personal accident business through Syndicate 959 and to concentrate on the airline and satellite accounts. As a result, Syndicate 959 has been merged into Syndicate 1009 for the 2000 underwriting year. The segment wrote $1.6 million of orphan syndicate business in the year compared to $31.6 million last year.

   Corifrance wrote $20.0 million of premiums in 1999 compared to $17.8 million in 1998. The segment's writings were impacted by lower premium rates in the European property market.

   As noted above, premiums rates remain low in most of the classes of business the Company writes. It is the Company's policy not to relax underwriting standards in order to maintain premium volume. Management is cautious about predicting any improvement in market conditions. However, there is evidence of premium rates rising in the retrocessional market. While good news, because the reinsurance markets historically are the first to move out of recession, and 31% of the Company's overall book is reinsurance, this will exert pressure on the Company's direct insurance business as margins get squeezed. It is also likely the heavy catastrophe loss experience in the fourth quarter of 1999 will add to the pressure for rate increases.

   The Company arranges reinsurance protection in order to reduce its exposure to any one policy or physical risk or to a catastrophic accumulation of loss in one event. The Company's net retention of gross premium volume decreased to 71.5% in 1999, down from 85.1% in 1998. The primary reason for this decrease was the Company's bigger participation on the Octavian syndicates in 1999. The Octavian syndicates, particularly the marine and aviation syndicates, buy more reinsurance than the Company's other operating segments. The second reason for the Company buying more reinsurance was due to the perception that reinsurance prices were relatively inexpensive in the very competitive conditions existing in the market, particularly early in the year when most of the protection is bought. The third reason is that the Company bought additional reinsurance to protect its exposure to aviation and satellite business written by Syndicate 959.

   Net written premiums were $618.4 million in 1999 compared to $646.2 million in 1998. The decrease in 1999 is a result of higher reinsurance costs more than offsetting the increase in gross written premiums. Net earned premiums were $585.3 million in 1999 compared to $546.9 million in 1998.

   Net investment income increased to $93.8 million in 1999 from $93.3 million in 1998. The improvement in 1999 was the result of positive cash flows which increased the size of the Company's investment portfolio, partially offset by the impact of management's decision to increase the equity component of the investment portfolio, consistent with the longer term focus on growing book value of the Company. Invested assets at fair value declined to $1.4 billion at December 31, 1999, from $1.5 billion at December 31, 1998. The average annualized investment yield was 6.1% in both 1999 and 1998. The average duration of fixed maturity investments at December 31, 1999 and 1998, was 4.2 years and 4.8 years, respectively.

   Realized net capital gains on sales of investments increased $8.9 million to $26.9 million in 1999 from $18.0 million in 1998. The net gains in 1999 comprise $32.9 million of gains on sales of equity securities and $6.0 million of losses on sales of fixed maturities. The variability in realized gains is largely a result of interest rate volatility which influences the market value of the Company's investments. The Company's investment strategy is to focus on maximizing long-term total investment returns.

   The net contribution from managing agency income was $0.1 million for 1999 compared to $3.3 million in 1998. The current year movement is due to lower profit commission from the syndicates managed by Octavian and a change in the stock option compensation expense estimate for the Octavian Stock Option Plan. The Plan provides for the grant of options based on profit commissions received by Octavian for the 1996 to 2000 Lloyd's underwriting years. The compensation expense is calculated using APB No.25 and is dependent on both the share price at the grant date for each underwriting year and the projected number of options to be granted. Any change in these variables gives rise to a change in the compensation expense. The current year charge consists of an accrual for part of the estimated cost of options to be granted in respect of the 1997, 1998 and 1999 underwriting years.

   The Company's combined ratio was 129.4% in 1999 against 98.8% in 1998. The combined ratio measures the relationship of losses and loss adjustment expenses, policy acquisition costs and other operating expenses to net earned premiums.

   The Company's loss ratio was 83.9% in 1999 against 65.8% in 1998. The increase in the loss ratio is largely the result of a series of significant loss events that occurred during the second half of 1999. In the final week of the year, two intense windstorms caused severe damage to heavily industrialized and populated areas of Western Europe. These storms, Lothar and Martin, have been described as the worst in 400 years and are expected to generate heavy losses for the insurance industry. Current estimates are in the range of $5 billion to $6 billion. The storms produced the most severe damage in France, Switzerland and Germany, countries in which the Company has important client relationships and provides related insurance and reinsurance coverage. At December 31, 1999, the Company had provided for its estimated share of these losses, approximating to $30 million. Earlier in December, another severe but unrelated storm, Anatol, hit Denmark causing substantial property damage. Management expects the Company's total incurred losses from catastrophes in 1999 including these European Storms, Hurricanes Floyd, Jose and Lenny in the United States and the earthquakes in Turkey, to be $59 million. As well as these losses from catastrophic events occurring in 1999, the Company has experienced adverse development on claims relating to certain 1998 loss events. A large part of this adverse development is due to deterioration on proportional treaties and includes late reported losses, notably on Hurricane Georges and Hurricane Mitch. Finally, the Company experienced significant losses on its aviation, satellite, personal accident, motor and marine hull and energy accounts. To address these losses, the Company restructured these accounts during 1999.

   The Company's expense ratio was 45.5% in 1999 against 33.0% in 1998. The increase in the expense ratio is primarily due to restructuring charges associated with the Company's withdrawal from U.K. private passenger auto, light aircraft and general aviation business during 1999. In addition, the Company bought significantly more reinsurance in 1999 and therefore net written premiums as a percentage of gross written premiums were lower in 1999 compared to 1998, thereby increasing the expense ratio. Finally in 1998, the Company wrote $67.6 million of premiums related to reinsurance to close of orphan Lloyd's syndicates compared to $2.3 million in 1999. This business has very low acquisition costs and therefore reduced the 1998 expense ratio.

   Interest expense in 1999 related to interest on the $100 million 7.0% Senior Notes issued on May 18, 1998 and interest on the $75 million 7.2% Senior Notes issued on August 26, 1997. The interest expense in 1998 related to the $100 million and $75 million Senior Notes issues and the $100 million 10.75% Senior Notes extinguished in the second quarter of that year.

   Other expenses increased in 1999 because of a higher level of corporate activity primarily arising from the Markel transaction.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

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

   The increases in premium volumes were partly offset by the effect of a fall in premium rates since 1997 as a result of competition in the markets in which the Company operates, with the exception of motor business which experienced rate increases of approximately 15% in 1998.

   Reinsurance ceded increased 69.7% to $113.2 million in 1998 from $66.7 million in 1997. Reinsurance ceded as a percentage of gross written premiums, increased to 14.9% in 1998 from 12.1% in 1997. The lower retention rate was primarily due to:

     (a) The Company's increased participation on the Octavian syndicates in 1998 compared to 1997. The Octavian syndicates, especially the marine and aviation syndicates, buy more reinsurance than Terra Nova and Terra Nova (Bermuda); and

     (b) The Company's buying more reinsurance, especially at the Octavian syndicates, due to the general perception that reinsurance prices were relatively inexpensive in the very competitive conditions that currently exist in the market place. This applied particularly in the marine and aviation lines of business.

   Net written premiums increased 33.7% to $646.2 million in 1998 from $483.5 million in 1997, as a result of the increase in gross written premiums, partially offset by higher reinsurance costs. Net earned premiums increased 30.5%, to $546.9 million in 1998 from $419.1 million in 1997.

   Net investment income increased 9.6% to $93.3 million in 1998 from $85.1 million in 1997. The increase was due to average invested assets being 10.3% higher in 1998 than 1997. The average investment yield before realized gains and losses was 6.1% in 1998 and 6.2% in 1997. The investment yield was similar to 1997, as the Company had a lower proportion of equities in 1998 and a larger proportion of single A and BBB bonds in 1998 compared to 1997. The effect of these factors was offset by the lower interest rates in 1998 compared to 1997. The average duration of fixed maturity investments at December 31, 1998 and 1997, was 4.8 years and 4.9 years, respectively.

   Realized net capital gains on sales of investments increased $2.7 million to $18.0 million in 1998 from $15.3 million in 1997. Of the gain in 1998, $8.9 million arose from sales of fixed maturities and $9.1 million from sales of equity securities.

   The Company's combined ratio was 98.8% in 1998 against 98.2% in 1997.

   Losses and LAE increased 27.3% to $359.6 million in 1998 from $282.5 million in 1997. As a percentage of net earned premiums, losses and LAE decreased 1.6 points to 65.8% in 1998 from 67.4% in 1997. Analyzing the movement on the loss ratio by product:

     (a) The loss and LAE ratio for non-marine property business increased to 66.9% in 1998 from 65.8% in 1997, following the catastrophe activity in the third quarter of 1998 and an increase in losses on the Company's motor business due to the competitive market conditions that exist in this class. The loss associated with Hurricane Georges was approximately $15 million, with Hurricane Mitch adding a further $2 million of losses.

     (b) The loss and LAE ratio for non-marine casualty business decreased to 71.8% in 1998 from 74.9% in 1997. This decrease reflected the prior year reserve redundancies on casualty business written by Terra Nova in the period 1986--1993 and profits on the orphan syndicate business written in 1997 and 1998.

     (c) The decrease in the marine loss and LAE ratio to 55.8% in 1998 from 64.6% in 1997 was partly a result of Terra Nova (Bermuda) recognizing reserve redundancies on the business written prior to its acquisition by the Company and Terra Nova recognizing reserve redundancies on marine LMX business written prior to 1992. Terra Nova (Bermuda), formerly Underwriters Capital (Merrett) Ltd. ("UCM"), was organized in Bermuda in 1993 to provide reinsurance to certain Lloyd's syndicates. These decreases were partially offset by an increase in losses on the Company's aviation business due to weaker prices and higher losses in 1998 compared to 1997.

   Acquisition costs, which consist of commission expenses and other underwriting expenses, increased 39.0% to $160.4 million in 1998 from $115.4 million in 1997. Acquisition costs as a percentage of net earned premiums increased to 29.3% in 1998 from 27.5% in 1997. The increase in the ratio was caused by a change in the Company's mix of business resulting from its greater participation in the Octavian syndicates. Octavian business carries a higher expense ratio due to a higher level of reinsurance ceded.

   Other operating expenses increased 48.2% to $20.3 million in 1998 from $13.7 million in 1997. As a percentage of net earned premiums, they increased to 3.7% in 1998 from 3.3% in 1997, reflecting Lloyd's charges incurred by the Octavian syndicates.

   Net interest expense in 1998 consisted of interest on the $100 million 10.75% Senior Notes issued on June 30, 1995 and redeemed on May 18, 1998, interest on the $75 million 7.2% Senior Notes issued on August 26, 1997, and interest on the $100 million 7.0% Senior Notes issued on May 18, 1998. The net interest expense in 1997 related to interest on the $100 million 10.75% Senior Notes and interest on the $75 million 7.2% Senior Notes.

   An extraordinary charge of $11.6 million arose during the second quarter of 1998 as a result of U.K. Holdings extinguishing all of its $100 million 10.75% Senior Notes due 2005. The charge was net of a $5.2 million income tax benefit.

   Net income decreased $1.0 million, to $72.4 million in 1998 from $73.4 million in 1997, after the $11.6 million extraordinary charge recognized in the second quarter of 1998.

Liquidity and Capital Resources

   The Company seeks to maintain prudent levels of liquidity in the interest of protecting its policyholders, creditors and shareholders.

   The sources of funds for the Company's insurance subsidiaries consist mostly of net premiums, investment income and proceeds from sales and redemptions of investments. The funds are used to pay claims and operating expenses and to buy both short-term and long-term investments, largely fixed income securities. Short-term investments held by the Company's insurance subsidiaries provide liquidity for projected claims, reinsurance costs and operating expenses. Long-term investments are held to meet longer-tail claims and to support statutory and other capital requirements. The holding companies, U.K. Holdings and Bermuda Holdings, receive cash from their subsidiaries as reimbursement for operating and other administrative expenses they incur according to the terms of various management agreements between the companies. U.K. Holdings has to maintain sufficient liquidity to fund interest payments on its debt.

   For the year ended December 31, 1999, the cash flow provided by operating activities of the Company was $20.1 million compared to $75.9 million in 1998. The movement reflects the higher level of loss activity in 1999 compared to 1998 and costs incurred in 1999 in restructuring the Company's businesses. The cash flow provided by investing activities of the Company was $21.2 million compared to $122.8 million used in investing activities in 1998. The movement reflects the investment of higher operating cash flows in 1998 compared to 1999 and the Company maintaining a high cash balance at the end of 1999 in anticipation of the Markel transaction. The cash flow used in financing activities of the Company was $6.9 million compared to $22.8 million provided by financing activities in 1998. The movement primarily reflects the debt refinancing in 1998.

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

   On December 23, 1999, Terra Nova (Bermuda) paid a dividend of $180 million to Bermuda Holdings. The dividend was settled by transferring Terra Nova (Bermuda)'s full equity portfolio, with the balance made up of cash and fixed interest securities. Bermuda Holdings also received a dividend of $33 million from U.K. Holdings in December 1999.

   At December 31, 1999, Terra Nova Capital had net liabilities of $67.3 million. The deficit is the result of underwriting losses incurred during the year. As a further result of these underwriting losses, Terra Nova Capital was carrying a deferred tax asset of $31.1 million, representing estimated taxes recoverable on loss making underwriting years which had not closed at year end 1999. The Company is carrying the balance as tax recoverable on the basis that management anticipates full relief against future taxable profits of the Company's U.K. operating entities. In order to facilitate future profitable underwriting, the Company invested in $75 million of new share capital in Terra Nova Capital by U.K. Holdings. The transfer of capital was effected on February 12, 2000.

   Total assets were $2.6 billion at December 31, 1999 compared to $2.5 billion at December 31, 1998.

   Shareholders' equity of the Company was $444.0 million at December 31, 1999, compared to $570.9 million at year end 1998, reflecting an after-tax decline of $63.6 million in the market value of the Company's investment portfolio and $55.6 million of operating losses. Book value per share was $17.50 at December 31, 1999, compared to $22.51 at year end 1998.

   On August 16, 1999, Markel Corporation ("Markel") and the Company announced that they had signed an agreement providing for Markel's acquisition of the Company for cash and stock valued at $905 million, or $34.00 per share, based on the closing price of Markel's stock on August 13, 1999. In addition, Markel would assume $175 million of the Company's debt.

   On January 26, 2000, Markel and the Company announced that they had agreed to revised terms for the merger and scheme of arrangement. Under the revised agreement, the Company's shareholders would be entitled to receive for each ordinary share, $13.00 in cash, 0.07027 of a common share in a new holding company and 0.07027 of a contingent value right. The new agreement was reached after preliminary information indicated that the Company would report a loss for the fourth quarter and for the full year of 1999 and after taking into account the decline in the market price of Markel shares since the merger agreement was signed in August 1999. The transaction, which was approved by the shareholders of both companies on March 16, 2000, is expected to be completed on March 24, 2000, subject to approval by the Bermuda Supreme Court and completion or waiver of all closing conditions.

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

The Euro

   On January 1, 1999, the Economic and Monetary Union ("EMU") and a new currency, the "euro", were adopted by eleven of the fifteen member states of the European Union ("EU"). Other member states, including the United Kingdom, currently remain outside the EMU, but may join in the future. Today, Corifrance is the Company's only operation in EMU countries.

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

   The Company identified relevant issues and established a strategy to deal with each phase of the euro's implementation. The Company has the capability to process and account for current transactions in the euro, and as needs are identified, will modify its information technology and other systems in response to changing or expanding exposures to euro transactions.


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

   The Company has addressed Year 2000 as both an IT issue and a business issue.

 Current Status

   At March 20, 2000, the Company had neither identified nor experienced any Year 2000 related problems from its IT or embedded systems (including facsimile machines, photocopiers and elevators), or from third parties with whom it does business. Such third parties include critical suppliers, customers and trading partners. The Company continues to monitor the performance of its systems and third parties with specific reference to the Year 2000 issue.

   At March 20, 2000, the Company had received no claims in respect of Year 2000 related losses. The Company takes the position that Year 2000 exposures are not fortuitous losses and thus are not covered under insurance policies even without specific exclusions. However, in certain sectors of the Company where there may be a perceived exposure to Year 2000 claims, the Company has bought reinsurance to protect itself. For these reasons, the Company believes that its exposure to Year 2000 claims will not be material. However, as was the case with the environmental exposures, changing social and legal trends may create unintended coverage for exposures by reinterpreting insurance contracts and exclusions. It is impossible to predict what, if any, exposure insurance companies may ultimately have for Year 2000 claims whether coverage for the issue is specifically excluded or included.

 Costs

   The total cost of the Year 2000 project is not material to the Company's financial position and is being funded from operating cash flows. The total amount spent on the project through December 31, 1999, was $3.0 million.

 Risks

   While there remains a degree of uncertainty about Year 2000 problems that might be inherited from third party suppliers, customers and trading partners, and a potential exposure to changing legal interpretation of Year 2000 claims, the Company believes it has taken all reasonable steps to ensure the consequences of Year 2000 failure will not have a material impact on its future results of operations, liquidity or financial condition.

Dividend Policy

   The Company declared and paid dividends according to the following table:

      Dividend Per Share    Date Declared       Date paid       Date of Record
      ------------------  ----------------- ------------------ -----------------
     1999
       $0.06              February 10, 1999   March 26, 1999     March 5, 1999
       $0.06                 May 5, 1999      June 25, 1999      June 4, 1999
       $0.06               August 5, 1999   September 27, 1999 September 3, 1999
       $0.06              November 3, 1999  December 27, 1999  December 3, 1999

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Sensitive Instruments and Risk Management

   The following discussion about the Company's risk management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

   This analysis presents the hypothetical loss in earnings, cash flows, or fair value of the financial instruments held by the Company at December 31, 1999, which are sensitive to changes in interest rates, foreign exchange rates and equity prices. Rather than use derivative instruments to manage the primary market exposures associated with the underlying assets, liabilities and anticipated transactions, the Company closely monitors interest rate movements using sensitivity analysis. The Company manages foreign currency exposures by matching assets to liabilities in individual currencies. These risk management techniques are discussed in more detail below.

   In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks include political risk and credit risk and are not included in the following analysis.

Interest Rate Risk Management

   The Company's major market risk exposure is changing interest rates, primarily in the United States. A change in interest rates would affect the fair value of the Company's investments and could cause fluctuations in Accumulated Other Comprehensive Income in the balance sheet. The Company manages this risk by limiting the portfolio duration.

                                            Basis Point Movement
                                   -------------------------------------------
                                    (dollars in millions, unless stated)
                                    -200    -100
                                    pts     pts     Zero   +100 pts  + 200 pts
                                   ------  ------  ------  --------  ---------
Movement in fair value of Fixed
 Maturity portfolio...............    7.6%    3.6%    0.0%    (3.4)%    (6.5)%
Movement after tax................ $ 89.0  $ 42.8  $  0.0   $(39.7)   $(76.7)
Adjusted Shareholders' Equity.....  533.0   486.8   444.0    404.3     367.3
Adjusted book value per share..... $21.01  $19.19  $17.50   $15.94    $14.48
Adjusted debt/debt plus equity....   24.7%   26.4%   28.3%    30.2%     32.3%

   The matrix above shows the sensitivity of the Company's shareholders' equity at December 31, 1999, to movements in fixed maturity valuations related to changes in interest rates. The aggregate hypothetical reduction in net assets that would have resulted from a hypothetical increase in yield of 100 basis points is $39.7 million. As a consequence, shareholders' equity at December 31, 1999, would have been $404.3 million and book value per share, $15.94. The ratio of debt to debt plus equity would have increased to 30.2% from 28.3%.

   The Company's long-term debt is all at fixed rates. At December 31, 1999, the Company's total outstanding indebtedness was $175 million, comprised of $75 million 7.2% Senior Notes due 2007 and $100 million 7.0% Senior Notes due 2008. The estimated fair value of the debt at December 31, 1999, was $162.8 million.

Foreign Exchange Risk Management

   The Company has foreign exchange risk on assets and liabilities and manages this risk by matching assets to liabilities in each foreign currency as closely as possible. The Company does not ordinarily use derivative instruments to manage its exposure to foreign exchange movements.

   At December 31, 1999, 76% of the Company's investment portfolio was denominated in U.S. Dollars. At that date, the largest foreign currency exposure was U.K. Sterling. Hypothetically, if Sterling assets and liabilities had been mismatched by 10% and the year end Sterling/U.S. Dollar exchange rate had increased or decreased by 5%, the effect on after tax earnings would have been approximately $0.9 million.

Equity Price Risk Management

   The Company does not ordinarily hedge its equity portfolio risk by purchasing derivatives. An external fund manager has responsibility for monitoring the equity portfolio. This responsibility involves considering the asset allocation of the portfolio in order to minimize the risk associated with particular markets or industry sectors, while continuing to follow the Company's long-term objective of growing its book value.

   At December 31, 1999, the cost of the Company's equity security portfolio was $98.3 million and the fair value was $109.9 million, compared to $56.9 million and $88.0 million, respectively, at December 31, 1998.

ITEM 8--FINANCIAL STATEMENTS

Index  Page
-----  ----

  .  Report of Management's Responsibilities................................  37
  .  Report of Independent Accountants......................................  38

Audited Consolidated Financial Statements:

  .  Consolidated Balance Sheets as of December 31, 1999 and 1998..........  39
  .  Consolidated Statements of Operations for the years ended December 31,
     1999,
     1998 and 1997.........................................................  40
  .  Consolidated Statements of Comprehensive Income for the years ended
     December 31,
     1999, 1998 and 1997...................................................  41
  .  Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1999,
     1998 and 1997.........................................................  42
  .  Consolidated Statements of Cash Flows for the years ended December 31,
     1999,
     1998 and 1997.........................................................  43
  .  Notes to Consolidated Financial Statements--including summarized consolidated financial information of Terra Nova Insurance (U.K.)
     Holdings plc as of December 31, 1999 and 1998.........................  44

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

               J.J. Dwyer                        W.J. Wedlake
                Chairman          Senior Vice President and Chief Financial
                                                   Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Terra Nova (Bermuda) Holdings Ltd.

   In our opinion, the consolidated financial statements listed on page 36 present fairly, in all material respects, the financial position of Terra Nova (Bermuda) Holdings Ltd. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under
Item 14(a) on page 78 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers
Chartered Accountants

Hamilton, Bermuda
March 10, 2000, except as
to note 23 which is as of
March 17, 2000

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                At December 31,
                             (dollars in thousands)

                                                           1999        1998
                                                        ----------  ----------
                        ASSETS
Investments available for sale, at fair value:
Fixed maturities
  Bonds (amortized cost $1,321,888 and $1,374,272,
   respectively)....................................... $1,306,110  $1,446,621
Common stocks (cost $98,335 and $56,924,
 respectively).........................................    109,900      88,022
                                                        ----------  ----------
    Total investments..................................  1,416,010   1,534,643
Cash and cash equivalents..............................     74,798      40,394
Accrued investment income..............................     27,607      30,015
Insurance balances receivable..........................    121,094      81,634
Reinsurance recoverable on paid losses.................     62,162      45,882
Reinsurance recoverable on unpaid losses...............    346,483     226,099
Accrued premium income.................................    238,230     283,383
Prepaid reinsurance premiums...........................     97,771      37,472
Deferred acquisition costs.............................     99,683     107,607
Income tax recoverable.................................      4,422         --
Deferred income taxes..................................     31,820         --
Other assets...........................................    111,620      92,243
                                                        ----------  ----------
    Total assets....................................... $2,631,700  $2,479,372
                                                        ==========  ==========
                      LIABILITIES
Unpaid losses and loss adjustment expenses............. $1,409,968  $1,209,003
Unearned premiums......................................    468,178     401,002
Insurance balances payable.............................     53,853      23,941
Income tax payable.....................................        --        4,228
Deferred income taxes..................................        --       27,450
Long term debt.........................................    175,000     175,000
Other liabilities......................................     80,691      67,886
                                                        ----------  ----------
    Total liabilities..................................  2,187,690   1,908,510
                                                        ----------  ----------
                 SHAREHOLDERS' EQUITY
Common shares
  "A" ordinary shares, 75,000,000 authorized, $5.80 par
  value
  (24,348,192 issued and outstanding; 1998:
  24,172,717)..........................................    141,219     140,202
  "B" ordinary shares, convertible, 10,000,000
   authorized, $5.80 par value
  (1,796,217 issued and outstanding; 1998: 1,796,217)..     10,418      10,418
Stock held in Trust, at cost...........................    (16,787)    (12,900)
Deferred equity compensation...........................      7,564       4,623
Additional capital.....................................    113,855     111,727
Retained earnings......................................    195,163     236,292
Accumulated other comprehensive (loss) income..........     (7,422)     80,500
                                                        ----------  ----------
    Total shareholders' equity.........................    444,010     570,862
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $2,631,700  $2,479,372
                                                        ==========  ==========

        See accompanying notes to the consolidated financial statements

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year Ended December 31,
                (dollars in thousands except per share amounts)

                                                   1999      1998      1997
                                                 --------  --------  --------
Revenues
Net written premiums............................ $618,446  $646,197  $483,545
Increase in unearned premiums...................  (33,165)  (99,289)  (64,476)
                                                 --------  --------  --------
Net earned premiums.............................  585,281   546,908   419,069
Net investment income...........................   93,829    93,262    85,130
Realized net capital gains on sales of
 investments....................................   26,879    17,963    15,333
Foreign exchange gains (losses).................    3,016      (586)   (1,268)
Agency income...................................   14,245    17,057    15,571
                                                 --------  --------  --------
  Total revenues................................  723,250   674,604   533,835
                                                 ========  ========  ========
Expenses
Losses and loss adjustment expenses, net........  491,243   359,567   282,480
Policy acquisition costs........................  240,836   160,380   115,427
Other operating expenses........................   25,397    20,322    13,706
Interest expense................................   12,400    13,697    12,710
Agency expenses.................................   14,138    13,760    13,130
Other expenses..................................   11,838     5,617     5,333
                                                 --------  --------  --------
  Total expenses................................  795,852   573,343   442,786
                                                 --------  --------  --------
(Loss) income before income tax.................  (72,602)  101,261    91,049
Income tax (benefit) expense....................  (37,628)   17,221    17,639
                                                 --------  --------  --------
Net (loss) income before extraordinary charge...  (34,974)   84,040    73,410
Extraordinary charge after income tax...........      --     11,641       --
                                                 --------  --------  --------
Net (loss) income............................... $(34,974) $ 72,399  $ 73,410
                                                 ========  ========  ========
Basic earnings per common share
  Net (loss) income before extraordinary
   charge....................................... $  (1.38) $   3.30  $   2.87
  Extraordinary charge after income tax.........      --      (0.46)      --
                                                 --------  --------  --------
  Net (loss) income............................. $  (1.38) $   2.84  $   2.87
                                                 ========  ========  ========
Diluted earnings per common share
  Net (loss) income before extraordinary
   charge....................................... $  (1.38) $   3.22  $   2.82
  Extraordinary charge after income tax.........      --      (0.45)      --
                                                 --------  --------  --------
  Net (loss) income............................. $  (1.38) $   2.77  $   2.82
                                                 ========  ========  ========

        See accompanying notes to the consolidated financial statements

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

                Consolidated Statements of Comprehensive Income
                            Year Ended December 31,
                             (dollars in thousands)

                                                     1999      1998     1997
                                                   ---------  -------  -------
Net (loss) income................................. $ (34,974) $72,399  $73,410
                                                   ---------  -------  -------
Other comprehensive (loss) income:
  Unrealized (depreciation) appreciation of
   investments before tax.........................   (80,781)  45,299   39,543
  Tax benefit (expense)...........................    17,150   (8,242)  (8,872)
                                                   ---------  -------  -------
  Unrealized (depreciation) appreciation of
   investments after tax..........................   (63,631)  37,057   30,671
                                                   ---------  -------  -------
Less: Reclassification adjustment for gains
 included in net income
 before tax.......................................   (26,879) (17,963) (15,333)
  Tax (benefit) expense...........................     6,219    4,818    4,821
                                                   ---------  -------  -------
  Reclassification adjustment for gains included
   in net income
   after tax......................................   (20,660) (13,145) (10,512)
                                                   ---------  -------  -------
Currency translation adjustment...................    (3,631)      46      (78)
                                                   ---------  -------  -------
Other comprehensive (loss) income.................   (87,922)  23,958   20,081
                                                   ---------  -------  -------
Comprehensive (loss) income....................... $(122,896) $96,357  $93,491
                                                   =========  =======  =======


        See accompanying notes to the consolidated financial statements

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity
                            Year Ended December 31,

                                                              Stock held                                 Unrealized
                    Common "A" Shares  Common "B" Shares       in Trust          Deferred              (Depreciation)
                   ------------------- ------------------  ------------------     Equity    Additional  Appreciation
                     Number    Value    Number     Value    Number    Value    Compensation  Capital   of Investments
                   ---------- -------- ---------  -------  --------  --------  ------------ ---------- --------------
                                                     (dollars in thousands except share numbers)
Balance, January
1, 1997..........  23,802,426 $138,054 2,048,140  $11,879       --   $    --      $  --      $111,544     $ 36,271
 Shares issued
 for exercise of
 share options...      35,986      209       --       --     26,000       520        --            24          --
 Shares
 repurchased
 during the
 year............         --       --        --       --   (500,000)  (10,020)       --           --           --
 Deferred
 compensation
 expense.........         --       --        --       --        --        --       3,644          --           --
 Deferred
 compensation
 expense released
 on exercise of
 share options...         --       --        --       --        --        --        (369)         --           --
 Conversion of
 "B" shares into
 "A" shares......     251,923    1,461  (251,923)  (1,461)      --        --         --           --           --
 Net
 appreciation....         --       --        --       --        --        --         --           --        24,210
 Income tax
 expense.........         --       --        --       --        --        --         --           --        (4,051)
 Change during
 the year........         --       --        --       --        --        --         --           --           --
 Net income......         --       --        --       --        --        --         --           --           --
 Dividends paid--
 $0.17 per
 ordinary share..         --       --        --       --        --        --         --           --           --
                   ---------- -------- ---------  -------  --------  --------     ------     --------     --------
Balance, December
31, 1997.........  24,090,335  139,724 1,796,217   10,418  (474,000)   (9,500)     3,275      111,568       56,430
 Shares issued
 for exercise of
 share options...      82,382      478       --       --        --        --         --           159          --
 Shares
 repurchased
 during the
 year............         --       --        --       --   (132,800)   (3,400)       --           --           --
 Deferred
 compensation
 expense.........         --       --        --       --        --        --       1,348          --           --
 Net
 appreciation....         --       --        --       --        --        --         --           --        27,336
 Income tax
 expense.........         --       --        --       --        --        --         --           --        (3,424)
 Change during
 the year........         --       --        --       --        --        --         --           --           --
 Net income......         --       --        --       --        --        --         --           --           --
 Dividends paid--
 $0.23 per
 ordinary share..         --       --        --       --        --        --         --           --           --
                   ---------- -------- ---------  -------  --------  --------     ------     --------     --------
Balance, December
31, 1998.........  24,172,717  140,202 1,796,217   10,418  (606,800)  (12,900)     4,623      111,727       80,342
 Shares issued
 for exercise of
 share options...     175,475    1,017       --       --        --        --         --         2,128          --
 Shares
 repurchased
 during the
 year............         --       --        --       --   (169,800)   (3,887)       --           --           --
 Deferred
 compensation
 expense.........         --       --        --       --        --        --       2,941          --           --
 Net
 depreciation....         --       --        --       --        --        --         --           --      (107,660)
 Income tax
 benefit.........         --       --        --       --        --        --         --           --        23,369
 Change during
 the year........         --       --        --       --        --        --         --           --           --
 Net income......         --       --        --       --        --        --         --           --           --
 Dividends paid--
 $0.24 per
 ordinary share..         --       --        --       --        --        --         --           --           --
                   ---------- -------- ---------  -------  --------  --------     ------     --------     --------
Balance, December
31, 1999.........  24,348,192 $141,219 1,796,217  $10,418  (776,600) $(16,787)    $7,564     $113,855     $ (3,949)
                   ========== ======== =========  =======  ========  ========     ======     ========     ========
                   Cumulative                Total
                   Translation Retained  Shareholders'
                   Adjustment  Earnings     Equity
                   ----------- --------- -------------
Balance, January
1, 1997..........    $   190   $100,821    $398,759
 Shares issued
 for exercise of
 share options...        --         --          753
 Shares
 repurchased
 during the
 year............        --         --      (10,020)
 Deferred
 compensation
 expense.........        --         --        3,644
 Deferred
 compensation
 expense released
 on exercise of
 share options...        --         --         (369)
 Conversion of
 "B" shares into
 "A" shares......        --         --          --
 Net
 appreciation....        --         --       24,210
 Income tax
 expense.........        --         --       (4,051)
 Change during
 the year........        (78)       --          (78)
 Net income......        --      73,410      73,410
 Dividends paid--
 $0.17 per
 ordinary share..        --      (4,370)     (4,370)
                   ----------- --------- -------------
Balance, December
31, 1997.........       1 12    169,861     481,888
 Shares issued
 for exercise of
 share options...        --         --          637
 Shares
 repurchased
 during the
 year............        --         --       (3,400)
 Deferred
 compensation
 expense.........        --         --        1,348
 Net
 appreciation....        --         --       27,336
 Income tax
 expense.........        --         --       (3,424)
 Change during
 the year........         46        --           46
 Net income......        --      72,399      72,399
 Dividends paid--
 $0.23 per
 ordinary share..        --      (5,968)     (5,968)
                   ----------- --------- -------------
Balance, December
31, 1998.........        158    236,292     570,862
 Shares issued
 for exercise of
 share options...        --         --        3,145
 Shares
 repurchased
 during the
 year............        --         --       (3,887)
 Deferred
 compensation
 expense.........        --         --        2,941
 Net
 depreciation....        --         --     (107,660)
 Income tax
 benefit.........        --         --       23,369
 Change during
 the year........     (3,631)       --       (3,631)
 Net income......        --     (34,974)    (34,974)
 Dividends paid--
 $0.24 per
 ordinary share..        --      (6,155)     (6,155)
                   ----------- --------- -------------
Balance, December
31, 1999.........    $(3,473)  $195,163    $444,010
                   =========== ========= =============

        See accompanying notes to the consolidated financial statements

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                            Year Ended December 31,
                             (dollars in thousands)

                                                1999       1998       1997
                                              ---------  ---------  ---------
Cash flows from operating activities:
  Net (loss) income.......................... $ (34,974) $  72,399  $  73,410
Adjustments to reconcile net income to net
 cash and cash equivalents provided by
 operating activities:
  Amortization of goodwill...................     4,089        781        642
  Bad debt expenses..........................     7,974      9,464      1,238
  Realized net capital gains.................   (26,879)   (17,963)   (15,333)
  Stock option compensation expense..........     2,941      1,348      3,208
  Change in unpaid losses and loss adjustment
   expenses..................................   217,433     50,389     47,612
  Change in unearned premiums and prepaid
   reinsurance...............................     6,878    115,448     60,705
  Change in insurance balances payable.......    29,912     (9,892)     4,965
  Change in insurance balances receivable,
   accrued premium income and reinsurance
   recoverable on paid and unpaid losses.....  (138,292)   (97,303)   (58,960)
  Change in deferred acquisition costs.......     7,922    (31,227)   (26,475)
  Change in accrued investment income........     2,407     (1,939)    (1,510)
  Change in current and deferred income
   taxes.....................................   (46,201)       896     (7,407)
  Change in other assets and liabilities,
   net.......................................   (13,067)   (16,508)      (194)
                                              ---------  ---------  ---------
    Total adjustments........................    55,117      3,494      8,491
                                              ---------  ---------  ---------
    Net cash and cash equivalents provided by
     operating activities....................    20,143     75,893     81,901
                                              ---------  ---------  ---------
Cash flows from investing activities:
  Proceeds of fixed maturities matured.......     9,240     57,616     65,096
  Proceeds of fixed maturities sold..........   368,146    391,757    521,301
  Proceeds of equity securities sold.........   174,530    140,564    215,732
  Purchase of fixed maturities...............  (347,337)  (587,751)  (665,228)
  Purchase of equity securities..............  (177,057)  (119,341)  (175,307)
  Acquisition of capacity at Octavian........    (6,314)    (5,657)      (639)
  Payment consideration for Corifrance.......       --         --     (42,225)
  Acquisition expenses for Corifrance........       --         --        (461)
                                              ---------  ---------  ---------
    Net cash and cash equivalents provided by
     (used in) investing activities..........    21,208   (122,812)   (81,731)
                                              ---------  ---------  ---------
Cash flows from financing activities:
  Stock repurchases..........................    (3,887)    (3,400)   (10,020)
  Proceeds from public debt offerings........       --      99,899     74,866
  Payment of fees for financing public debt
   offerings.................................       --        (913)    (1,179)
  Redemption of public debt..................       --    (113,053)       --
  Proceeds from shares issued................     3,145        637        384
  Ordinary dividends paid to stockholders....    (6,155)    (5,968)    (4,370)
                                              ---------  ---------  ---------
    Net cash and cash equivalents (provided
     by) used in financing activities........    (6,897)   (22,798)    59,681
                                              ---------  ---------  ---------
Change in cash and cash equivalents..........    34,454    (69,717)    59,851
Exchange on foreign currency cash balances...       (50)       247       (531)
Cash and cash equivalents at beginning of
 year........................................    40,394    109,864     50,544
                                              ---------  ---------  ---------
Cash and cash equivalents at end of year..... $  74,798  $  40,394  $ 109,864
                                              =========  =========  =========
Supplemental disclosure of cash flow
 information
  Income taxes paid.......................... $   3,506  $  13,642  $  23,001
                                              ---------  ---------  ---------
  Interest paid.............................. $  12,400  $  14,638  $  10,750
                                              =========  =========  =========

        See accompanying notes to the consolidated financial statements

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

   Terra Nova (Bermuda) Holdings Ltd. ("Bermuda Holdings") is incorporated in Bermuda. All references here to the "Company" are to Bermuda Holdings and all of its direct and indirect subsidiaries. These include Terra Nova Insurance (U.K.) Holdings plc ("U.K. Holdings"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Octavian Syndicate Management Limited ("Octavian"), Terra Nova Capital Limited ("Terra Nova Capital") and Compagnie de Reassurance d'Ile de France ("Corifrance").

   The Company is a specialty property, casualty, marine and aviation insurance and reinsurance company. It operates in the London market through its London based subsidiary, Terra Nova, in the Continental European market through its French subsidiary, Corifrance, in the Bermuda market through its Bermuda based subsidiary, Terra Nova (Bermuda) and in the Lloyd's market through its London based subsidiary, Terra Nova Capital. Writings originate worldwide. It writes most insurance and reinsurance business through brokers authorized to place business at Lloyd's. It also writes through non-Lloyd's brokers and with individual ceding companies. The broker is regarded as the agent of the insured or reinsured in placing the business. The Company also owns the business and assets of Octavian, a Lloyd's managing agent, consisting of the rights to manage certain Lloyd's syndicates (the "Octavian syndicates").

   A managing agent is permitted by the Council of Lloyd's to perform, on behalf of an underwriting member of any one of the syndicates which it manages, one or more of the following functions:

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

   The managing agent does not participate directly in the profit or loss on underwriting of its syndicates. It is incentivized by earning a commission on syndicate profits.

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

   The managing agency manages but does not participate in its own syndicate and has no liability under contracts of insurance. However, Terra Nova Capital, a subsidiary of U.K. Holdings, is a corporate member of Lloyd's and a member of each of the syndicates managed by Octavian. Terra Nova Capital therefore participates in the underwriting results of the Octavian syndicates.

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

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

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

   (l) Stock-based compensation: The Company has adopted SFAS No.123 "Accounting for Stock-Based Compensation". As allowed under this standard, the Company accounts for stock option grants in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees".

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

   (m) Risks and uncertainties: Information about risks and uncertainties existing at the balance sheet date related to the following areas are included in Notes 1, 3, 4, 7, 10, 11, 12, 13, 14 and 17:

   --Nature of operations;
   --Use of estimates in preparing financial statements;
   --Certain significant estimates;
   --Current vulnerability due to certain concentrations.

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

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

4. Investments and Cash

   (a) Deposits: Securities with a carrying value of $122,105,666 and $103,731,433 at December 31, 1999 and 1998, respectively, were held in trust for the benefit of the Company's U.S. cedents and to facilitate the Company's accreditation as an alien reinsurer by certain States.

   Cash and securities with a carrying value of $20,994,932 and $21,100,926 at December 31, 1999 and 1998, respectively, were held in trust for the benefit of the Company's U.S. surplus lines policyholders.

   Cash and securities with a carrying value of $49,607,415 and $50,929,708 at December 31, 1999 and 1998, respectively, were held in trust for the benefit of the Company's Canadian cedents.

   The Company has contingent liabilities regarding undrawn letters of credit supporting certain reinsurance business written by the Company in the U.S. of $97,420,004 and $106,105,003 at December 31, 1999 and 1998, respectively. The
Company has deposited cash and investments with a carrying value of $105,812,403 (including $812,403 of restricted cash) and $158,018,677
(including $1,018,677 of restricted cash) at December 31, 1999 and 1998, respectively, as collateral against these amounts.

   The Company has contingent liabilities regarding irrevocable undrawn letters of credit of $246,886,653 and $248,212,339 supporting the Company's underwriting activities on the Octavian syndicates at December 31, 1999 and 1998, respectively. The Company has deposited cash and investments with a carrying value of $251,527,716 at December 31, 1999 and $250,553,300 at
December 31, 1998, respectively, as collateral to support this commitment. Cash and securities with a carrying value of $202,931,000 and $149,076,000 at December 31, 1999 and 1998, respectively, were held in trust for the benefit of the Octavian syndicates' policyholders.

   (b) Net investment income: An analysis of the net investment income of the Company is as follows:

                                                      Year ended December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
                                                      (dollars in thousands)
Fixed maturities..................................... $88,055  $86,899  $77,690
Equity securities....................................     608      463    1,538
Cash and cash equivalents............................   8,258    8,754    9,470
                                                      -------  -------  -------
Total investment income..............................  96,921   96,116   88,698
Investment expenses..................................  (3,092)  (2,854)  (3,568)
                                                      -------  -------  -------
  Net investment income.............................. $93,829  $93,262  $85,130
                                                      =======  =======  =======

   (c) Investment gains and losses: The realized net capital gains and changes in net unrealized appreciation or depreciation of investments are summarized below:

                                                     Year ended December 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    ---------  -------  -------
                                                     (dollars in thousands)
Realized net capital gains on sale of investments:
  Fixed maturities................................. $  (6,066) $ 8,854  $ 5,342
  Equity securities................................    32,945    9,109    9,991
                                                    ---------  -------  -------
Realized net capital gains.........................    26,879   17,963   15,333
                                                    ---------  -------  -------
Changes in net unrealized (depreciation)
 appreciation:
  Fixed maturities.................................   (88,127)  30,691   17,291
  Equity securities................................   (19,533)  (3,355)   6,919
                                                    ---------  -------  -------
Changes in net unrealized (depreciation)
 appreciation......................................  (107,660)  27,336   24,210
                                                    ---------  -------  -------
Realized net capital gains and change in net
 unrealized (depreciation) appreciation of
 investments....................................... $ (80,781) $45,299  $39,543
                                                    =========  =======  =======

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

   Realized net capital gains on sale of fixed maturities for the years ended December 31, 1999, 1998 and 1997, included gross capital gains of $5,754,000, $9,420,000 and $9,600,000, and gross capital losses of $11,820,000, $566,000 and $4,258,000, respectively.

   Proceeds from sales of investments in equity securities during 1999, 1998 and 1997, were $174,530,000, $140,564,000 and $215,732,000, respectively.
Realized net capital gains on sale of equity securities for the years ended December 31, 1999, 1998 and 1997, included gross capital gains of $42,403,000, $24,567,000 and $29,613,000 and gross capital losses of $9,458,000, $15,458,000 and $19,622,000, respectively.

   Net unrealized appreciation of equities (before income tax) of the Company at December 31, 1999, included gross unrealized appreciation of $12,894,000 and gross unrealized depreciation of $1,329,000. Net unrealized appreciation of equities of the Company at December 31, 1998, included gross unrealized appreciation of $38,551,000 and gross unrealized depreciation of $7,453,000.

   (d) Fixed maturities available for sale: At December 31, the amortized cost and estimated fair value of investments in fixed maturities of the Company were as follows:

                                              Gross        Gross     Estimated
                                Amortized   unrealized   unrealized     fair
                                   cost    appreciation depreciation   value
                                ---------- ------------ ------------ ----------
                                            (dollars in thousands)
     1999
U.S. government and agencies... $  203,610   $ 2,501      $ (4,157)  $  201,954
Foreign governments and
 agencies......................    496,936    10,187        (9,703)     497,420
Mortgage backed and asset
 backed........................    108,093     1,053          (723)     108,423
Supranationals.................    106,521       933        (3,371)     104,083
Corporate......................    406,728     3,045       (15,543)     394,230
                                ----------   -------      --------   ----------
  Total fixed maturities....... $1,321,888   $17,719      $(33,497)  $1,306,110
                                ==========   =======      ========   ==========

                                              Gross        Gross     Estimated
                                Amortized   unrealized   unrealized     fair
                                   cost    appreciation depreciation   value
                                ---------- ------------ ------------ ----------
                                            (dollars in thousands)
     1998
U.S. government and agencies... $  253,282   $18,920      $    (20)  $  272,182
Foreign governments and
 agencies......................    575,699    34,246          (220)     609,725
Mortgage backed and asset
 backed........................     50,945     1,558           (29)      52,474
Supranationals.................    121,945     7,142           --       129,087
Corporate......................    372,401    11,177          (425)     383,153
                                ----------   -------      --------   ----------
  Total fixed maturities....... $1,374,272   $73,043      $   (694)  $1,446,621
                                ==========   =======      ========   ==========

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

The amortized cost and estimated fair value of the Company's fixed maturities at December 31, 1999, by contractual maturity date, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay certain obligations with or without call or prepayment penalties.

                                               Amortized
                                                  cost    Fair value % of total
                                               ---------- ---------- ----------
                                                    (dollars in thousands)
Due in one year or less....................... $  116,121    115,592      9%
Due after one year through five years.........    611,434    607,165     46
Due after five years through ten years........    531,570    519,457     40
Due after ten years...........................     62,763     63,896      5
                                               ---------- ----------    ---
                                               $1,321,888 $1,306,110    100%
                                               ========== ==========    ===

   Mortgage and asset backed securities which are not due at a single maturity date have been allocated according to their expected final payment date as at year-end.

   (e) At December 31, 1999, the Company's portfolio by rating category, determined by recognized rating agencies, was:

                                           Estimated fair value
                                          ----------------------
                                          (dollars in thousands)
         U.S. government and agencies....         $201,954
         U.K. government and agency......          115,665
         AAA.............................          472,009
         AA..............................          295,545
         A...............................          135,775
         BBB.............................           85,162
                                                ----------
                                                $1,306,110
                                                ==========

   (f) At December 31, 1999, the estimated fair value of the following investments exceeded 10% of shareholders' equity:

                                           Estimated fair value
                                          ----------------------
                                          (dollars in thousands)
         United States Treasury..........        $201,954
         Government of Japan.............          84,089
         Canadian Treasury...............          96,574
         U.K. Treasury...................         115,665

   (g) Equities available for sale: At December 31, 1999, the cost and estimated fair value of investments in common stocks were as follows:

                                                                       Estimated
                                                                         fair
                                                                Cost     value
                                                               ------- ---------
                                                                  (dollars in
                                                                  thousands)
      Public utilities........................................ $   374 $    408
      Banks, trust and insurance companies....................  13,198   14,694
      Industrial, miscellaneous and all other.................  84,763   94,798
                                                               ------- --------
        Total equity securities............................... $98,335 $109,900
                                                               ======= ========

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

5. Income Taxes

   (a) The U.K. corporation tax rate applicable to ordinary income was reduced to 31% from 33% on April 1, 1997, and to 30% from 31% on April 1, 1999. The corporation tax rate in France was 41.67% for 1997 and 1998, and 40% for 1999. The difference between the actual tax expense and the "expected" amount calculated by applying the U.K. corporation tax rate is explained as follows:

                                                     Year ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     --------  -------  -------
                                                      (dollars in thousands)
     "Expected" tax (benefit) expense............... $(21,962) $31,391  $28,680
     Adjustments:
       Non-taxable income...........................  (16,878) (15,042) (10,004)
       Other........................................    1,212      872   (1,037)
                                                     --------  -------  -------
     Actual tax (benefit) expense................... $(37,628) $17,221  $17,639
                                                     ========  =======  =======

   (b) The components of income tax (benefit) expense attributable to continuing operations are as follows:

                                                     Year ended December 31,
                                                     --------------------------
                                                      (dollars in thousands)
                                                       1999     1998     1997
                                                     --------  -------  -------
     Current U.K. corporation tax................... $ (7,644) $ 2,789  $10,743
     Current French corporation tax.................     (160)   1,310      --
     Deferred tax...................................  (29,824)  13,122    6,896
                                                     --------  -------  -------
       Income tax................................... $(37,628) $17,221  $17,639
                                                     ========  =======  =======

   (c) Deferred tax liabilities and assets are provided for expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on the difference between the financial statements and tax bases of assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse. Measurement of a deferred tax asset, if any, is subject to the expectation of future realization. The components of net deferred tax asset (liability) of the Company as at December 31, 1999 and 1998, were as follows:

                                                              1999      1998
                                                             -------  --------
                                                               (dollars in
                                                                thousands)
     Deferred tax assets:
       Unrealized depreciation of investments............... $ 4,402  $    321
       Operating losses and other...........................  30,977       318
                                                             -------  --------
         Total deferred tax assets..........................  35,379       639
                                                             -------  --------
     Deferred tax liabilities:
       Unrealized appreciation of investments...............     (80)  (11,718)
       Other................................................  (3,479)  (16,371)
                                                             -------  --------
         Total deferred tax liabilities.....................  (3,559)  (28,089)
                                                             -------  --------
     Net deferred tax asset (liability)..................... $31,820  $(27,450)
                                                             =======  ========

   (d) Under current Bermuda law, Terra Nova (Bermuda) and Bermuda Holdings are not required to pay any taxes in Bermuda on either income or capital gains. Terra Nova (Bermuda) and Bermuda Holdings have received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed, they will be exempted from such taxation until the year 2016.

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

   (e) The Company does not consider itself to be engaged in trade or business in the U.S. and so does not expect to be subject to U.S. income taxation.

6. Deferred Acquisition Costs

   The following reflects the acquisition costs deferred for amortization against future income and the amortization charged to income, including amounts deferred and amortized in the same period:

                                                      Year ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                       (dollars in thousands)
     Balance at beginning of year..................  $107,607 $ 76,380 $ 45,279
                                                     -------- -------- --------
     Acquisition costs deferred
       Commissions.................................   161,737  151,371  119,610
       Other.......................................    71,175   40,236   26,918
                                                     -------- -------- --------
                                                      232,912  191,607  146,528
                                                     -------- -------- --------
     Amortization charged to income
       Commissions.................................   171,536  126,239   92,713
       Other.......................................    69,300   34,141   22,714
                                                     -------- -------- --------
                                                      240,836  160,380  115,427
                                                     -------- -------- --------
     Balance at end of year........................  $ 99,683 $107,607 $ 76,380
                                                     ======== ======== ========

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

   Terra Nova provides pension and related benefits for the employees of its branch office in Canada and its former branch office in Belgium. Benefit plans are in line with local market terms and conditions of employment and are generally costed to be within 10% of basic salaries of the participating employees. Neither of the plans is a defined benefit plan. The Company has adopted, for its Bermuda employees, a similar policy on pension and related benefits and has negotiated for a plan on the same cost basis.

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

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

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

   The total cost of the Company's defined contribution plans for the year was $3,121,304 (1998: $2,351,000).

   The following tables set out the funded status of all defined benefit plans for the years ended December 31, 1999, 1998 and 1997, and the amounts recognized in the accompanying consolidated balance sheets of the Company at December 31, 1999 and 1998:

                                                         Year ended December
                                                                 31,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------  ------  -------
                                                             (dollars in
                                                             thousands)
     Component of net periodic benefit costs:
       Service cost.................................... $3,209  $2,692  $ 2,612
       Interest cost...................................  2,429   2,973    3,153
       Expected return on plan assets.................. (4,234) (4,787)  (4,274)
       Amortization of transition obligation...........    (92)    (94)    (100)
       Recognized net actuarial gain...................    --     (192)     --
                                                        ------  ------  -------
         Net periodic benefit cost..................... $1,312  $  592  $ 1,391
                                                        ======  ======  =======

                                                                1999     1998
                                                               -------  -------
                                                                 (dollars in
                                                                 thousands)
     Change in benefit obligation
       Benefit obligation at beginning of year................ $54,064  $40,386
       Service cost...........................................   3,209    2,692
       Interest cost..........................................   2,429    2,973
       Benefits paid..........................................    (727)    (587)
       Actuarial (gain) loss.................................. (10,720)   8,602
                                                               -------  -------
         Benefit obligation at end of year....................  48,255   54,066
                                                               -------  -------
     Change in plan assets
       Fair value of plan assets at beginning of year.........  59,057   50,161
       Actual return on plan assets...........................   8,365    7,490
       Employer contribution..................................   1,412    1,993
       Benefits paid..........................................    (727)    (587)
                                                               -------  -------
         Fair value of plan assets at end of year.............  68,107   59,057
                                                               -------  -------
     Funded status............................................  19,852    4,991
       Unrecognized net actuarial gain........................ (14,491)     --
       Unrecognized transition obligation.....................    (369)     --
                                                               -------  -------
         Prepaid benefit cost................................. $ 4,992  $ 4,991
                                                               =======  =======
     Weighted-average assumptions as of December 31
       Discount rate..........................................    6.25%    5.50%
       Expected return on plan assets.........................    8.00%    8.00%
       Rate of compensation increase..........................    5.00%    4.50%

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

8. Earnings Per Share

   The following EPS have been calculated using SFAS No.128 "Earnings per Share":

                                                1999        1998       1997
                                             ----------  ---------- ----------
                                                  (dollars in thousands
                                                except per share amounts)
(Loss) income available to common
 shareholders............................... $  (34,974) $   72,399 $   73,410
                                             ----------  ---------- ----------
Weighted average number of shares
 outstanding
  Common shares............................. 25,306,576  25,449,091 25,586,648
                                             ----------  ---------- ----------
  Basic EPS................................. $    (1.38) $     2.84 $     2.87
                                             ==========  ========== ==========
(Loss) income available to common
 shareholders............................... $  (34,974) $   72,399 $   73,410
                                             ----------  ---------- ----------
Weighted average number of shares
 outstanding
  Common shares............................. 25,306,576  25,449,091 25,586,648
  Add: Dilutive effect of shares arising
   from options.............................        --      654,445    406,643
                                             ----------  ---------- ----------
Adjusted weighted average number of shares
 outstanding................................ 25,306,576  26,103,536 25,993,291
                                             ----------  ---------- ----------
  Diluted EPS............................... $    (1.38) $     2.77 $     2.82
                                             ==========  ========== ==========

9. Share Capital

   The "A" ordinary shares and "B" ordinary shares rank pari passu in right to receive dividends.

   Each "B" ordinary share at the Company is convertible at the choice of the holder into an "A" ordinary share without payment or adjustment for accrued dividends.

   During 1999, the Company issued 175,475 ordinary shares to satisfy options exercised under the Company's stock option plan (see Note 10). Also during the year, the Company repurchased 169,800 shares at a total cost of $3,880,226, excluding commissions. As at December 31, 1999, the Company had purchased a total of 802,600 shares at a total cost of $17,275,896, leaving a further $2,724,104 available for future repurchases under the Board of Directors' authorization, dated May 5, 1997. On May 5, 1999, the Board of Directors authorized the repurchase of an additional $25,000,000 of the Company's common stock. The shares are held in trust for the satisfaction of employees' and directors' long-term compensation plans and any other corporate purposes.

10. Share Options and Awards

   At December 31, 1999, the Company had various stock-based compensation plans which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Compensation expense of $2,941,000 has been charged against income for 1999 (1998: $1,348,000).

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

   The net income and earnings per share would have been reduced to the pro forma amounts indicated below had compensation expense been determined using the fair value methodology of SFAS No.123:

                                                        1999     1998    1997
                                                      --------  ------- -------
                                                       (dollars in thousands
                                                          except per share
                                                              amounts)
     Net (loss) income:
       As reported................................... $(34,974) $72,399 $73,410
                                                      --------  ------- -------
       Pro forma..................................... $(35,039) $70,417 $73,352
                                                      --------  ------- -------
     Basic (losses) earnings per share:
       As reported................................... $  (1.38) $  2.84 $  2.87
                                                      --------  ------- -------
       Pro forma..................................... $  (1.38) $  2.77 $  2.87
                                                      ========  ======= =======

   The assumptions made in calculating the pro forma amounts for the three years above were: risk free rate of return, 5.05%; volatility, 0.37; dividend yield, 0.47%; and expected life, 4 years.

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

   At December 31, 1999, there were 45,000 options outstanding under the Executive Share Option Plan, all of which were only exercisable on the achievement of certain performance objectives and therefore have been accounted for as variable options under APB No. 25. The performance objectives were not met and subsequently all 45,000 options lapsed. No compensation expense was incurred in respect of the 45,000 options in 1999. The remaining 1,906,686 options have been accounted for as fixed options in accordance with paragraph 10(b) of APB No. 25 as the number of options and option price were known at the date of grant.

   A summary of the Company's Stock Option Plan at December 31, 1999, and changes during the three years then ended is presented below:

                                                                    Weighted-
                                                                     average
                                                        Shares    exercise price
                                                       ---------  --------------
       Fixed options
       Outstanding at January 1, 1997.................   816,544      $ 7.93
         Granted...................................... 1,059,150       24.02
         Exercised....................................   (61,986)       6.19
         Forfeited....................................   (21,098)      10.31
                                                       ---------      ------
       Outstanding at January 1, 1998................. 1,792,610       17.47
         Granted......................................   188,900       25.75
         Exercised....................................   (82,382)       7.72
         Forfeited....................................   (22,824)      13.72
                                                       ---------      ------
       Outstanding at January 1, 1999................. 1,876,304       18.78
         Granted......................................   339,000       23.65
         Exercised....................................  (175,475)      17.93
         Forfeited....................................   (88,143)      20.30
                                                       ---------      ------
       Outstanding at December 31, 1999............... 1,951,686      $20.01
                                                       =========      ======

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

   At December 31, 1999, the outstanding Option Shares under the Stock Option Plan had exercise prices between $5.80 and $27.05 and a weighted-average remaining contractual life of 6.00 years.

   Options outstanding and options exercisable at December 31, 1999, are summarized as follows:

                         Options outstanding                 Options exercisable
             -------------------------------------------- --------------------------
 Range of                    Weighted         Weighted                   Weighted
  exercise     Number    average remaining    average       Number       Average
   prices    outstanding contractual life  exercise price Exercisable Exercise price
-----------  ----------- ----------------- -------------- ----------- --------------
  $ 5.01-
   10.00         424,579       4.97            $ 6.45       421,579       $ 6.45
10.01-15.00       88,166       4.19            12.80           70,990     12.80
15.01-20.00      241,749       5.53            18.91           99,409     18.73
20.01-25.00      369,400       7.14            23.59           22,000     23.19
25.01-30.00      827,792       6.35            26.45          342,962     26.40
             -----------                                  -----------
               1,951,686                                      956,940
             ===========                                  ===========
  Options
exercisable
     at
  December
  31, 1998                                                    909,515
  Options
exercisable
     at
  December
  31, 1997                                                    581,986


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

   The Octavian Plan is a variable plan for accounting purposes. The accounting follows paragraphs 27 and 28 of APB Opinion No.25. Estimates of compensation cost are recorded before the measurement date based on the quoted market price of Terra Nova stock at intervening dates and Terra Nova's estimate as of such dates of shares which will be issued under the plan.

   The compensation expense is recognized over the three year service period which represents the period over which the profit commission for each year of account is earned.

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

   A summary of the Octavian Stock Option Plan at December 31, 1999, and changes during the three years then ended is shown below:

                                                                   Weighted-
                                                                    average
     Performance-based options                          Shares   exercise price
     -------------------------                          -------  --------------
     Outstanding at January 1, 1997....................  29,849       0.00
       Reserved for grant..............................  66,648       0.00
       Exercised.......................................     --         --
       Forfeited.......................................     --         --
                                                        -------       ----
     Outstanding at January 1, 1998....................  96,497       0.00
       Reserved for grant.............................. 117,661       0.00
       Exercised.......................................     --         --
       Forfeited.......................................     --         --
                                                        -------       ----
     Outstanding at January 1, 1999.................... 214,158       0.00
       Reserved for grant..............................  50,123       0.00
       Exercised.......................................     --         --
       Forfeited.......................................  (1,215)      0.00
                                                        -------       ----
     Outstanding at December 31, 1999.................. 263,066       0.00
                                                        =======       ====
       Options exercisable at December 31, 1999........    Nil.
       Options exercisable at December 31, 1998 and
        1997...........................................    Nil.

   At December 31, 1999, the 263,066 options outstanding under the Octavian Stock Option Plan all had exercise prices of $nil and a weighted-average remaining contractual life of 6.82 years.

   The weighted average fair value per share of options granted in the Company's stock-based compensation plans during 1999 was $10.20 (1998: $13.32; 1997: $8.15).

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

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

   The Company cedes reinsurance to and assumes reinsurance from Lloyd's syndicates. At December 31, 1999, the aggregate exposure in respect of reinsurance ceded to Lloyd's syndicates in respect of continuing operations, including estimated reinsurance recoveries for losses incurred but not reported, was approximately $106,542,000. The majority was ceded into Equitas with effect from September 4, 1996. Equitas is a company with limited liability established by the Lloyd's syndicates. Therefore, ultimate recoveries under the reinsurance contracts ceded into Equitas will be dependent on Equitas being able to fulfil its commitment to the syndicates. No specific bad debt provision has been established for amounts due from Lloyd's syndicates.

   (a) Net written premiums are comprised of the following:

                                                   Year ended December 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 ---------  ---------  --------
                                                    (dollars in thousands)
     Direct business............................ $ 601,419  $ 407,841  $269,577
     Reinsurance assumed........................   263,514    351,547   280,666
     Reinsurance ceded..........................  (246,487)  (113,191)  (66,698)
                                                 ---------  ---------  --------
       Net written premiums..................... $ 618,446  $ 646,197  $483,545
                                                 =========  =========  ========


   (b) Net earned premiums are comprised of the following:

                                                    Year ended December 31,
                                                  -----------------------------
                                                    1999       1998      1997
                                                  ---------  --------  --------
                                                    (dollars in thousands)
     Direct business............................. $ 495,339  $318,213  $209,414
     Reinsurance assumed.........................   310,384   317,499   260,603
     Reinsurance ceded...........................  (220,442)  (88,804)  (50,948)
                                                  ---------  --------  --------
       Net earned premiums....................... $ 585,281  $546,908  $419,069
                                                  =========  ========  ========


   (c) Losses and loss adjustment expenses, net, are comprised of the following:

                                                  Year ended December 31,
                                                -----------------------------
                                                  1999       1998      1997
                                                ---------  --------  --------
                                                  (dollars in thousands)
     Losses and loss adjustment expenses,
      gross.................................... $ 752,497  $448,066  $329,463
     Reinsurance ceded.........................  (261,256)  (88,499)  (46,983)
                                                ---------  --------  --------
       Losses and loss adjustment expenses,
        net.................................... $ 491,243  $359,567  $282,480
                                                =========  ========  ========

12. Unpaid Losses and Loss Adjustment Expenses

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

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

   Movement in unpaid losses and loss adjustment expenses for the years ended December 31, 1999, 1998 and 1997, is summarized in the table below. Incurred claims relating to prior years are offset by decreases to prior year net written and net earned premiums less related acquisition costs of $27,300,000, $9,757,000 and $4,800,000 for 1999, 1998 and 1997, respectively. When these revisions to prior written and earned premiums are considered, the Company experienced net prior year improvements of $17,210,000, $15,207,000 and $5,596,000 in 1999, 1998 and 1997, respectively. The majority of the movement in unpaid losses and loss adjustment expenses attributable to prior years was in relation to Terra Nova's casualty business. The casualty movements arose from the favorable settlements during these financial years in respect of various casualty contracts. The favorable casualty movements in the 1999 financial year were partially offset by deficiencies on the Company's property, motor and aviation classes as a result of claims experience being worse than expected on certain contracts. The majority of these contracts were in respect of the 1998 accident year.

                                              1999        1998        1997
                                           ----------  ----------  ----------
                                                (dollars in thousands)
Reserves for unpaid losses and loss
 adjustment
 expenses, at beginning of year........... $1,209,003  $1,157,724  $1,078,108
  Less: reinsurance recoverables on unpaid
   losses.................................   (226,098)   (246,728)   (254,129)
                                           ----------  ----------  ----------
Net balance at beginning of year..........    982,905     910,996     823,979
                                           ----------  ----------  ----------
Net incurred losses and loss adjustment
 expenses related to:
  Current year............................    535,753     384,531     292,876
  Prior years.............................    (44,510)    (24,964)    (10,396)
                                           ----------  ----------  ----------
Total net incurred losses and loss
 adjustment expenses......................    491,243     359,567     282,480
                                           ----------  ----------  ----------
Net paid losses and loss adjustment
 expenses related to:
  Current year............................   (179,844)   (138,918)    (69,685)
  Prior years.............................   (245,323)   (187,559)   (145,702)
                                           ----------  ----------  ----------
Total net paid losses and loss adjustment
 expenses.................................   (425,167)   (326,477)   (215,387)
Foreign exchange adjustment...............    (18,753)     (5,169)    (10,967)
                                           ----------  ----------  ----------
Net balance at end of year................  1,030,228     938,917     880,105
  Net reserves from reinsurance to close..     33,257      43,988       -- (1)
  Net reserves from Corifrance
   acquisition............................        --          --       30,891
                                           ----------  ----------  ----------
Net reserves at end of year...............  1,063,485     982,905     910,996
Plus reinsurance recoverables:
  The Company.............................    346,483     226,098     236,847
  Reinsurance recoverables related to net
   reserves from
   Corifrance acquisition.................         --          --       9,881
                                           ----------  ----------  ----------
Reinsurance recoverable by the Company....    346,483     226,098     246,728
                                           ----------  ----------  ----------
Reserves for unpaid losses and loss
 adjustment
 expenses, at end of year................. $1,409,968  $1,209,003  $1,157,724
                                           ==========  ==========  ==========

--------
(1) The net reserves from the reinsurance to close of the 1995 year, of $17,910,000, have been included in net incurred losses and loss adjustment expenses for the year ended December 31, 1997. The premiums of $17,910,000 in respect of these losses were included in gross written and net earned premiums in 1997. The reinsurance to close reserves represent a retrospectively rated reinsurance contract in respect of an outstanding claims portfolio from the closing year of account of a Lloyd's syndicate. (The reinsurance to close occurs at the end of the third year of a Lloyd's underwriting year.)

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

   In the 1997 financial year, the reinsurance to close premium for the 1995 year of account of $17,910,000 and losses associated with this premium of $17,910,000 were included in the revenue statement in accordance with the current recommended accounting practice in the London Market. In the 1999 and 1998 financial years, following further deliberation by management on the appropriate U.S. GAAP accounting treatment, the reinsurance to close premium for the 1997 and 1996 years of account of $33,257,000 and $43,988,000 were included as an asset in the balance sheet and the liabilities of $33,257,000 and $43,988,000 associated with this asset were included in unpaid losses in the balance sheet. There was no impact to net income within 1999 and 1998 as a consequence of this change in the Company's practice.

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

   Asbestos-related Losses and Loss Adjustment Expenses Incurred and Reserves
                                  Outstanding
                              (net of reinsurance)

                                                   Year ended December 31,
                                                   -------------------------
                                                    1999     1998     1997
                                                   -------  -------  -------
                                                   (dollars in thousands)
     Reserves for unpaid losses and loss
      adjustment expenses, at beginning of year... $75,338  $58,755  $58,400
     Incurred losses and loss adjustment
      expenses....................................   3,622   17,721    2,808
     Paid losses and loss adjustment expenses.....  (4,469)  (1,138)  (2,453)
                                                   -------  -------  -------
     Reserves for unpaid losses and loss
      adjustment
      expenses, at end of year.................... $74,491  $75,338  $58,755
                                                   =======  =======  =======

    Environmental Losses and Loss Adjustment Expenses Incurred and Reserves
                                  Outstanding
                              (net of reinsurance)

                                                   Year ended December 31,
                                                   -------------------------
                                                    1999     1998     1997
                                                   -------  -------  -------
                                                   (dollars in thousands)
     Reserves for unpaid losses and loss
      adjustment expenses, at beginning of year... $20,552  $30,342  $33,900
     Incurred losses and loss adjustment
      expenses....................................  (3,759)  (8,505)  (2,032)
     Paid losses and loss adjustment expenses.....  (1,007)  (1,285)  (1,526)
                                                   -------  -------  -------
     Reserves for unpaid losses and loss
      adjustment
      expenses, at end of year.................... $15,786  $20,552  $30,342
                                                   =======  =======  =======

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

   The reinsurance recoverables netted against the asbestos-related and environmental pollution loss reserves for each of the years 1999, 1998 and 1997, are as follows:

                                                    1999      1998      1997
                                                  --------  --------  --------
                                                    (dollars in thousands)
     Gross reserves.............................. $128,192  $129,166  $111,805
     Reinsurance recoverables....................  (37,915)  (33,276)  (22,708)
                                                  --------  --------  --------
       Net reserves.............................. $ 90,277  $ 95,890  $ 89,097
                                                  ========  ========  ========

   The incurred asbestos and pollution losses in 1999 reflect better than expected loss development patterns during the year. In 1998, Terra Nova had reallocated general IBNR specifically to cover asbestos-related claims.

13. Allowance for Doubtful Accounts

   Insurance balances receivable and reinsurance recoverable on paid and unpaid losses are stated after deduction of an allowance for doubtful accounts at December 31, 1999 and 1998, of $46,440,000 and $38,823,000, respectively.
Doubtful accounts against which provisions of $880,000 had previously been made were written off during 1999. The charge to doubtful accounts was $8,497,000, $9,464,000 and $1,238,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The charge in 1999 was primarily in connection with the Company establishing a bad debt provision in respect of New Cap Reinsurance Corporation and Reinsurance Australia Corporation which got into financial difficulties during 1999. The charge in 1998 included $5,558,000 in respect of the provision which had previously been included in unpaid losses and was transferred to the bad debt provision during 1998 due to additional information received by the Company in the year. The transfer of $5,558,000 concerned an insolvent reinsurer. Prior to December 31, 1998, the liability of $5,558,000 was included in unpaid losses while the reinsurance recovery of $5,558,000 was included in reinsurance recoveries on unpaid losses as an asset. At December 31,1998, the liability previously in unpaid losses was reclassified as a bad debt and deducted from reinsurance recoveries on unpaid losses. This balance sheet reclassification had no effect on net income.

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

   (b) Terra Nova is a shareholder of LUC Holdings Limited ("LUCH") (formerly Market Building Limited). LUCH is a joint venture/consortium company formed to establish and operate, through a subsidiary company, the London Underwriting Centre ("LUC") as a trading center for companies operating in the London Insurance Market. LUC provides a range of facilities to its tenants appropriate to a trading center. All shareholders, including Terra Nova, have given guarantees in favor of The Prudential Insurance Company Limited and the Royal Bank of Scotland (Industrial Leasing) Limited for leases granted to Market Building Limited in connection with the development of the LUC. The guarantee is unlimited. The fire that occurred in August 1991, during fitting out the new LUC resulted in a shortfall of annual rental income and the possibility

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES of further shortfalls in the future. Each year, Terra Nova charges its share of the expense necessary to maintain the LUC as a trading center.

   (c) The Company entered into various lease agreements for office space. Certain leases have options permitting renewals for additional periods. As well as minimum fixed rentals, certain leases contain escalation clauses related to the cost of living in future years. The future minimum aggregate rental commitments for office space at December 31, 1999, under non-cancelable operating leases are as follows:

                                          (dollars in thousands)
                                          ----------------------
         2000............................        $ 3,784
         2001............................          2,100
         2002............................          1,164
         2003............................          1,001
         2004............................            751
         2005 and later years............          1,934
                                                 -------
                                                 $10,734
                                                 =======


   Rental expense on property leases of $4,467,000, $4,246,000 and $4,102,000 was incurred for the periods to December 31, 1999, 1998 and 1997, respectively.

15. Extraordinary Charge Arising on Extinguishment of Debt

   An extraordinary charge of $11.6 million arose during the second quarter of 1998 as a result of U.K. Holdings extinguishing all of its $100 million 10.75% Senior Notes due 2005 (the "Senior Notes"). The charge was net of a $5.2 million income tax benefit.

   The Senior Notes were extinguished as follows:

     (a) On April 1, 1998, U.K. Holdings repurchased $4.5 million of the Senior Notes for consideration of $5.2 million, including accrued interest.

     (b) On May 18, 1998, U.K. Holdings completed a cash tender for the remaining $95.5 million of the Senior Notes for consideration of $111.9 million, including accrued interest.

   The extraordinary charge has been recognized in the period of extinguishment under SFAS No.125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

16. Long-Term Debt

   The Company's total outstanding consolidated indebtedness at December 31, 1999, was made up of $100 million of 7.0% Senior Notes due 2008, issued in 1998, and $75 million 7.2% Senior Notes due 2007, issued in 1997. The estimated fair value of these Senior Notes at December 31, 1999, was $162.8 million, comprising $92.0 million of 7.0% Senior Notes due 2008 and $70.8 million of 7.2% Senior Notes due 2007.

   The Senior Notes were issued by U.K. Holdings and are guaranteed fully and unconditionally by Bermuda Holdings. The Senior Notes may be redeemed at any time at the option of U.K. Holdings at a redemption price equal to the sum of:
(i) the principal amount of the Senior Notes being redeemed plus accrued interest to the redemption date; and (ii) the make-whole amount, if any.

   The purpose of the make-whole amount payment is to compensate the holder for the lost interest payments that it would otherwise receive had the Senior Notes not been redeemed. Thus, the make-whole amount is the

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES difference between "x', the sum of the present values of the principal amount of such Senior Notes together with scheduled interest payments, in each case discounted at an adjusted treasury rate to the redemption date, and "y', the principal amount of such Senior Notes to be redeemed.

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

17. Aviation Business in Run-Off

   In 1992, Terra Nova's directors decided to cease writing aviation business. Since the acquisition of Terra Nova by the Company in 1994, any charges or credits arising from changes in estimates are recorded in continuing operations of the Company. Included within other liabilities in the Company's balance sheet is $20,497,000 (1998: $23,197,000) relating to net liabilities of aviation business in run-off.

18. Ownership and Related Party Transactions

   Fees of $750,000, $838,750 and $487,500 were paid to Donaldson, Lufkin and Jenrette, a related party, who is a significant shareholder, in 1999, 1998 and 1997, respectively. The fees related to the merger between the Company and Markel Corporation in 1999 and the issue of the Senior Notes in 1998 and 1997.

19. Segment Information

   The Company's core operations are conducted through four reportable segments: Terra Nova, Terra Nova (Bermuda), Terra Nova Capital and Corifrance. The segments are strategic business units that operate in different markets.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes and extraordinary items. Inter-segment revenues are eliminated from segmental reporting, such that the segmental revenues are consistent with the Company's consolidated financial statements.

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

   The following tables summarize the operations and assets of the four segments for the years ended December 31, 1999, 1998 and 1997:

                                                  1999
                         -------------------------------------------------------
                                     Terra Nova Terra Nova
                         Terra Nova  (Bermuda)   Capital   Corifrance   Total
                         ----------  ---------- ---------- ---------- ----------
                                         (dollars in thousands)
Net earned premiums..... $  227,694   $ 39,494   $303,271   $ 14,822  $  585,281
                         ----------   --------   --------   --------  ----------
Segment (loss) profit...       (479)    68,869   (107,856)       733     (37,733)
                         ----------   --------   --------   --------  ----------
Segment assets..........  1,188,042    563,974    715,584     93,221   2,560,821
                         ----------   --------   --------   --------  ----------


                                                  1998
                         -------------------------------------------------------
                                     Terra Nova Terra Nova
                         Terra Nova  (Bermuda)   Capital   Corifrance   Total
                         ----------  ---------- ---------- ---------- ----------
                                         (dollars in thousands)
Net earned premiums..... $  252,714   $ 78,061   $199,506   $ 16,627  $  546,908
                         ----------   --------   --------   --------  ----------
Segment profit (loss)...     61,304     49,304     (6,810)     6,625     110,423
                         ----------   --------   --------   --------  ----------
Segment assets..........  1,387,178    753,947    432,281     98,272   2,671,678
                         ----------   --------   --------   --------  ----------


                                                  1997
                         -------------------------------------------------------
                                     Terra Nova Terra Nova
                         Terra Nova  (Bermuda)   Capital   Corifrance   Total
                         ----------  ---------- ---------- ---------- ----------
                                         (dollars in thousands)
Net earned premiums..... $  256,306   $ 42,985   $107,978   $ 11,800  $  419,069
                         ----------   --------   --------   --------  ----------
Segment profit (loss)...     64,722     34,566     (1,017)     2,706     100,977
                         ----------   --------   --------   --------  ----------
Segment assets..........  1,438,198    559,526    218,468    110,913   2,327,105
                         ----------   --------   --------   --------  ----------

   The Company has changed its basis of segmentation from that used in the 1998 Annual Report on Form 10-K. Management believes the new basis of segmentation most accurately reflects the Company's operating segments under the definition provided by SFAS No.131. The four segments reported in the 1998 Form 10-K were:
(a) Marine & Aviation; (b) Non-Marine; (c) Agency; and (d) Corporate.

   A reconciliation of the total reportable segments' profit to the Company's consolidated income from operations before tax and extraordinary charge is provided below. The main components of the reconciling item are investment income, foreign exchange losses and other expenses in the non-operating companies, agency income in Octavian and debt interest paid on the Senior Notes.

                                                   Year ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                    (dollars in thousands)
     Segment (loss) profit....................... $(37,733) $110,423  $100,977
     Reconciling item............................  (34,869)   (9,162)   (9,928)
                                                  --------  --------  --------
     (Loss) income from operations before income
      tax
      and extraordinary charge................... $(72,602) $101,261  $ 91,049
                                                  ========  ========  ========

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

   A reconciliation of the total reportable segments' assets to the Company's consolidated total assets is provided below. The main components of the reconciling item are investments in the non-operating companies and inter-segment insurance balances eliminated on consolidation.

                                                  Year ended December 31,
                                              ---------------------------------
                                                 1999       1998        1997
                                              ---------- ----------  ----------
                                                   (dollars in thousands)
     Segment assets.......................... $2,560,821 $2,671,678  $2,327,105
     Reconciling item........................     70,879   (192,306)   (106,971)
                                              ---------- ----------  ----------
     Total assets............................ $2,631,700 $2,479,372  $2,220,134
                                              ========== ==========  ==========

   The Company's principal products consist of various classes of non-marine property business, non-marine casualty business, and marine and aviation business, written on both an insurance and reinsurance basis. In 1997, 1998 and 1999, the Company received premiums related to reinsurance to close of orphan Lloyd's syndicates. Net earned premiums for the years ended December 31, 1999, 1998 and 1997, were as follows:

                                                      Year ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                       (dollars in thousands)
     Property....................................... $331,198 $256,844 $182,032
     Casualty.......................................  132,169   94,949   83,143
     Marine & aviation..............................  119,567  127,532  114,751
     Orphan syndicate business......................    2,347   67,583   39,143
                                                     -------- -------- --------
     Total net earned premiums...................... $585,281 $546,908 $419,069
                                                     ======== ======== ========

   Because the Company conducts its business through worldwide market places (including Lloyd's and the London market), it is not practicable to provide geographic segment information.

20. Statutory Financial Data

   (a) Terra Nova files an annual audited return with the Financial Services Authority (the "FSA"), in the U.K. The regulations require U.K. insurance companies to comply with prescribed minimum solvency margins. Assets and liabilities reported within the annual FSA Return are prepared subject to specified rules concerning valuation and admissibility. Consequently, net assets reported within the Return may vary from net assets as they appear in Terra Nova's published financial statements. Technical provisions shown in Terra Nova's annual FSA Return reflect the statutory requirement in the U.K. for insurance companies to maintain equalization provisions. Equalization provisions are established in accordance with specified rules and are in addition to the provisions required to meet the anticipated ultimate cost of settlement of outstanding claims at the balance sheet date. Such provisions are not required under U.S. GAAP.

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

   A reconciliation of total technical provisions (excluding provision for unearned premiums) reported in Terra Nova's annual FSA Return, to Terra Nova's reserve for unpaid losses and loss adjustment expenses under U.S. GAAP for the years ended December 31, 1999, 1998 and 1997, is provided below:

                                                Year ended December 31,
                                            --------------------------------
                                               1999       1998       1997
                                            ----------- --------  ----------
                                            (Unaudited)
                                                (dollars in thousands)
     Technical provisions (excluding
      provision for unearned premiums).....  $896,181   $950,173  $1,041,460
     Equalization provision................       --     (20,180)    (14,250)
     Aviation business in run-off..........   (59,229)   (65,752)    (75,846)
                                             --------   --------  ----------
     Unpaid losses and loss adjustment
      expenses.............................  $836,952   $864,241  $  951,364
                                             ========   ========  ==========

   Terra Nova's unaudited required minimum statutory solvency margin and unaudited statutory solvency margin at December 31, 1999, were $39,248,000 and $127,738,000, respectively. Terra Nova's unaudited and estimated FSA Return policyholders' surplus and unaudited net income for the year ended December 31, 1999, and the audited FSA Return policyholders' surplus and net income as reported in the annual returns to the FSA for the years ended December 31, 1998 and 1997, are as follows:

                                                     1999       1998     1997
                                                  ----------- -------- --------
                                                  (Unaudited)
                                                      dollars in thousands
     Policyholders' surplus......................  $166,986   $270,732 $233,936
     Net (loss) income before dividends..........   (27,774)    39,327   49,855

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

   Terra Nova (Bermuda)'s statutory capital and surplus and minimum required statutory capital and surplus and net income for the years ended December 31, 1999, 1998 and 1997, respectively, were:

                                                    1999       1998     1997
                                                 ----------- -------- --------
                                                 (Unaudited)
                                                     dollars in thousands
     Statutory capital and surplus..............  $168,261   $324,580 $260,612
     Minimum required statutory capital and
      surplus...................................   100,000    100,862  100,000
     Net income before dividends................    69,681     49,570   29,025

   Bermuda Holdings' and U.K. Holdings' ability to meet their expenses and debt services requirements is dependent upon the ability of Terra Nova and Terra Nova (Bermuda) to pay dividends as described above.

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

21. Summarized Financial Information for U.K. Holdings

   U.K. Holdings was incorporated in the United Kingdom on November 7, 1994, to acquire Terra Nova. U.K. Holdings is the issuer of Senior Notes as described in
Note 16. Bermuda Holdings is the guarantor of such notes. The guarantee is full and unconditional.

   Summarized consolidated balance sheet information as at December 31, 1999, and 1998, and summarized consolidated statements of operations information for the years December 31, 1999, 1998 and 1997, about U.K. Holdings is set out below:

                                                              December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
                                                               (dollars in
                                                               thousands)
Investments and cash..................................... $  803,070 $  900,442
Reinsurance recoverable on unpaid losses.................    530,102    459,497
Accrued premium income...................................    215,225    236,885
Other assets.............................................    485,555    364,172
                                                          ---------- ----------
  Total assets........................................... $2,033,952 $1,960,996
                                                          ========== ==========
Unpaid losses and loss adjustment expenses............... $1,291,312 $1,093,082
Unearned premiums........................................    446,224    375,574
Long-term debt...........................................    175,000    175,000
Other liabilities........................................     88,071    108,250
                                                          ---------- ----------
  Total liabilities......................................  2,000,607  1,751,906
                                                          ---------- ----------
  Total shareholders' equity.............................     33,345    209,090
                                                          ---------- ----------
  Total liabilities and shareholders equity.............. $2,033,952 $1,960,996
                                                          ---------- ----------

                                                  Year ended December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
                                                   (dollars in thousands)
Net earned premiums............................. $529,651  $453,406  $357,939
Net investment income...........................   56,034    56,858    55,698
Realized investment gains.......................   20,332    15,544    15,306
Foreign exchange gains (losses).................    2,945      (483)   (1,240)
Agency income...................................   12,369    17,057    15,571
                                                 --------  --------  --------
  Total revenues................................  621,331   542,382   443,274
                                                 --------  --------  --------
Underwriting costs and expenses.................  749,730   489,646   384,530
                                                 --------  --------  --------
(Loss) income from operations before income tax
 and extraordinary charge....................... (128,399)   52,736    58,744
                                                 --------  --------  --------
  Net (loss) income............................. $(90,771) $ 23,878  $ 41,105
                                                 ========  ========  ========

            TERRA NOVA (BERMUDA) HOLDINGS LTD. AND ITS SUBSIDIARIES

22. Unaudited Selected Quarterly Financial Data

                            Three months Three months Three months Three months
                               ended        ended        ended        ended
                              March 31     June 30    September 30 December 31
                            ------------ ------------ ------------ ------------
                              (dollars in thousands except per share amounts)
1999
  Revenues.................   $172,823     $210,213     $187,692     $152,522
                              --------     --------     --------     --------
  Net income...............     21,061       13,239       11,968      (81,242)
                              --------     --------     --------     --------
  Basic earnings per
   share...................   $   0.83     $   0.53     $   0.47     $  (3.20)
                              --------     --------     --------     --------
  Diluted earnings per
   share...................   $   0.81     $   0.51     $   0.45     $  (3.20)
                              --------     --------     --------     --------
1998
  Revenues.................   $171,917     $148,986     $158,579     $195,122
                              --------     --------     --------     --------
  Extraordinary charge
   after income tax........        --        11,641          --           --
                              --------     --------     --------     --------
  Net income...............     24,423        8,959       19,771       19,246
                              --------     --------     --------     --------
  Basic earnings per
   share...................   $   0.96     $   0.35     $   0.78     $   0.75
                              --------     --------     --------     --------
  Diluted earnings per
   share...................   $   0.94     $   0.34     $   0.75     $   0.74
                              --------     --------     --------     --------

   The Company's net income per share amounts are based on the weighted average number of shares outstanding during the periods (see Note 8).

23. Subsequent Event

   The Company entered into an Agreement and Plan of Merger and Scheme of Arrangement, dated as of August 15, 1999, and amended on September 10, 1999, and January 28, 2000, with Markel Corporation ("Markel"). The Agreement provides for the merger of a wholly-owned subsidiary of Markel Holdings into Markel and a scheme of arrangement between the Company and its shareholders. After completion of the merger and the scheme of arrangement, each of the Company and Markel will be a wholly-owned subsidiary of Markel Holdings, which will change its name to "Markel Corporation." At the effective time of the merger and scheme of arrangement each outstanding Class A ordinary share, other than 2,069 shares held by Markel or its transferee, and each outstanding Class B ordinary share of the Company will be cancelled and the holders thereof, other than Markel, the Company or its subsidiaries, will be entitled to receive $13.00 in cash, 0.07027 of a Markel Holdings common share and 0.07027 of Markel Holdings contingent value right per share. On March 16, 2000, the Company's and Markel's shareholders approved the merger and scheme of arrangement at special shareholder meetings called for the purpose. Subject to approval by the Bermuda Supreme Court and completion or waiver of all closing conditions, the merger and scheme of arrangement are expected to be completed on March 24, 2000.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table provides biographical information regarding the directors and executive officers of the Company.

          Name           Age                            Title
          ----           --- ------------------------------------------------------------
John J. Dwyer...........  63 Chairman of the Board
                             Chairman and Chief Executive Officer of Terra Nova (Bermuda)
                             Director of U.K. Holdings
                             Director of Corifrance
Nigel H.J. Rogers.......  50 President and Chief Executive Officer
                             Chairman of U.K. Holdings
                             Director of Terra Nova
                             Managing Director of Octavian
                             Chairman of TN Capital
                             Director of Corifrance
William J. Wedlake......  43 Senior Vice-President and Chief Financial Officer
                             Director of U.K. Holdings
                             Director of Terra Nova
                             Director of TN Capital
                             Director of Corifrance
Jean M. Waggett.........  58 Senior Vice-President, General Counsel and Secretary
                             Director of Terra Nova (Bermuda)
                             Director of Corifrance
Ian L. Bowden...........  56 Chief Investment Officer
                             Director of Terra Nova
                             Director of Terra Nova Asset Management Limited ("TNAM")
John E. O'Neill.........  50 Group Chief Actuary
                             Director of Terra Nova
John J. Byrne...........  67 Director of the Company
Mark J. Byrne...........  38 Director of the Company
Robert S. Fleischer.....  57 Director of the Company
Steven J. Gilbert.......  52 Director of the Company
David L. Jaffe..........  41 Director of the Company
Hugh P. Lowenstein......  69 Director of the Company
Philip F. Petronis......  51 Director of the Company
Jerry S. Rosenbloom.....  60 Director of the Company

   John J. Dwyer has been Chairman of the Board of the Company since May 1998, having been Deputy Chairman since May 1995, and has been a director of Terra Nova (Bermuda) since March 1995. He is a director of U.K. Holdings, TN SAS and Corifrance, and was a director of Octavian and TN Capital from 1995 through December 1997 and January 1998, respectively.

   Nigel H.J. Rogers has been President and Chief Executive Officer of the Company since May 1998, having been Deputy Chairman since January 1996. Mr. Rogers has served as Managing Director of Octavian since January 1996. He has been a member of Lloyd's since the 1982 year of account. Mr. Rogers also serves as a director of U.K. Holdings, Terra Nova, TN Capital, Corifrance and TNAM.

   William J. Wedlake has been the Senior Vice President and Chief Financial Officer of the Company and a director and Chief Financial Officer of U.K. Holdings and Terra Nova since September 1996. Mr. Wedlake has been a director of Corifrance since September 1997 and of TN Capital since February 1998. From 1993 to 1996, Mr. Wedlake was Finance Director (U.K. & Ireland) of GRE.

   Jean M. Waggett has been the Senior Vice President, Secretary and General Counsel of the Company since March 1996. Ms. Waggett has been a director of Terra Nova (Bermuda) since November 1996, and Corifrance since September 1997. From 1980 until February 1996, Ms. Waggett was employed in various positions with Aetna, Inc. and Aetna International, Inc.

   Ian L. Bowden, Chief Investment Officer, transferred to TNAM in 1996, having been Director of Fixed Interest Investment of Terra Nova since 1986. Mr. Bowden serves as a director of Terra Nova and Managing Director of TNAM.

   John E. O'Neill is the Group Chief Actuary of the Company and previously was the Chief Actuary of Terra Nova since 1994. Mr. O'Neill has been a director of Terra Nova since September 1999.

   John J. Byrne has been a Director of the Company since May 1999. Mr. Byrne served as a Director Emeritus of the Company from November, 1996 to May 1999, and as a Director from December 1994 until November 1996. Since 1985, Mr. Byrne has been Chairman of the Board of Fund American Enterprise Holdings, Inc., a financial services holding company, and was its Chief Executive Officer and President until October 1997. Mr. Byrne is also a director of Financial Security Assurance Holdings Ltd. and White Mountains Holdings. Mr. Byrne is the father of Mark J. Byrne, an incumbent Director of the Company.

   Mark J. Byrne has been a Director of the Company since November 1996. Mr. Byrne is Chairman and President of West End Capital Management (Bermuda) Limited. Mr. Byrne previously was the Managing Director, Global Fixed Income Arbitrage, Credit Suisse First Boston. Mr. Byrne is the son of John J. Byrne, an incumbent Director of the Company.

   Robert S. Fleischer has been a Director of the Company since December 1994. Mr. Fleischer is currently a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation Inc. ("DLJSC") and has been employed in various positions by DLJSC since 1978.

   Steven J. Gilbert has been a Director of the Company since December 1994. Mr. Gilbert is the Chairman of Gilbert Global Equity Partners (Bermuda) Ltd., and was the Managing General Partner of Soros Capital LP, the principal venture capital and leveraged transaction entity of Quantum Group of Funds, from 1992 to 1996. He is the Managing Director of Commonwealth Capital Partners LP, a private equity investment fund. He is also a director of NFO Worldwide Inc., Vertias Inc., Star City Casino Holdings, Ltd., LCC International Inc., and One.Tel Ltd.

   David L. Jaffe has been a Director of the Company since December 1994. Mr. Jaffe has been a Managing Director of DLJ Merchant Banking, Inc. ("DLJMB") since January 1995 and has been employed in various positions by DLJMB or DLJSC since 1984. He is also a director of OSF Holdings Inc. (Toronto Stock Exchange), Brand Scaffold Services, Inc., Target Media Partners and Duane Reade Inc.

   Hugh P. Lowenstein has been a Director of the Company since December 1994. Mr. Lowenstein is the founder and owner of Shore Capital Limited, a Bermuda-based consulting and investment firm ("Shore Capital"). Shore Capital currently provides consulting services to DLJSC. He is also a director of Century Business Services Inc.

   Philip F. Petronis has been a Director of the Company since December 1994. Mr. Petronis has been an Executive Vice President with Guy Carpenter & Company Inc. since April 1998. Formerly, Mr. Petronis was a Principal of Marsh & McLennan Risk Capital Corporation and a Managing Director of Marsh & McLennan Inc., having served in those positions since 1992 and 1984, respectively. He is past Chairman of the National Association of Insurance Brokers.

   Jerry S. Rosenbloom has been a Director of the Company since May 1998. Dr. Rosenbloom is Frederick H. Ecker Professor of Insurance and Risk Management at The Wharton School of the University of Pennsylvania where he had been a member of the faculty since 1974. He served as Chairman of the Department of Insurance and Risk Management at the Wharton School from 1989 to 1994. Dr. Rosenbloom is also a director of Annuity and Life Re (Holdings) Ltd., Harleysville Insurance Group, and Mutual Risk Management.

ITEM 11--EXECUTIVE COMPENSATION

   The following table summarizes the compensation earned by John J. Dwyer, the Company's Chairman and each of the Company's other four most highly compensated executive officers (collectively, the "Named Executive Officers") for its 1997, 1998 and 1999 fiscal years.

                           Summary Compensation Table

                                                                    Long-term
                                     Annual Compensation (1)       Compensation
                               -----------------------------------   Awards--
                                                      Other Annual  Securities
                                                      Compensation  Underlying
                                     Salary    Bonus      (2)        Options
 Name and Principal Position   Year     $        $         $            #
 ---------------------------   ---- --------- ------- ------------ ------------
John J. Dwyer................. 1999 3,247,500 900,000   145,500       60,000
 Chairman (3)                  1998   383,333 475,000   138,000          --
                               1997   320,000 240,000   129,000      255,700
Nigel H.J. Rogers............. 1999   440,000 543,177    32,827       80,965
 President and Chief Executive
  Officer (4)                  1998   383,333 475,000    31,182          --
                               1997   320,000 240,000    29,656      256,400
William J. Wedlake............ 1999   310,040 100,000    23,947       17,500
 Senior Vice President and
  Chief Financial              1998   295,040 200,000    24,014          --
  Officer                      1997   280,000 150,000    24,244       67,100
Jean M. Waggett............... 1999 1,130,000 300,000    75,000       17,500
 Senior Vice President,
  Secretary and                1998   250,000 150,000    75,000          --
  General Counsel (5)          1997   230,000 115,000    75,000       65,500
Ian L. Bowden................. 1999   248,800  80,000    21,581        6,000
 Chief Investment Officer      1998   236,800  90,000    22,168          --
                               1997   236,800  96,000    24,907          --

--------
(1) All salary and bonus amounts for the Named Executive Officers were calculated and granted in U.S. dollars and are shown in the table as granted. Compensation was paid to Mr. Dwyer and Ms. Waggett in U.S. dollars. Salary and bonus amounts for Messrs. Rogers, Wedlake and Bowden were translated into, and paid in, British pounds at the exchange rate of $1.60. Because the British pound and U.S. dollar relationship varies from day to day, the U.S. dollar equivalent of the compensation paid to Messrs. Rogers,

   Wedlake and Bowden in British pounds will fluctuate. For each of 1999, 1998 and 1997, the payments to Messrs. Rogers, Wedlake and Bowden for "Other Annual Compensation" were made in British pounds and have been translated into U.S. dollars at the year-end exchange rate for each of 1999, 1998 and 1997 of $1.6117, $1.6638 and $1.6418.
(2) This column includes the cost to the Company of personal health insurance and the value attributable for personal taxation purposes of car, fuel and private telephone expenses paid by the Company for the Named Executive Officer where appropriate. In the case of Mr. Dwyer and Ms. Waggett, the amounts include housing allowances as residents in Bermuda.
(3) Mr. Dwyer's salary amount includes $2,807,500 paid in lieu of severance in December 1999.
(4) Mr. Rogers also participates in the Octavian Stock Option Plan which provides for a grant of options in the years 1999 to 2003, based on profit commissions received by Octavian following the closing of each of the underwriting years of account 1996 to 2000. In December 1999, Mr. Rogers was granted 20,965 options on Terra Nova Class A shares under the Plan based on profit commissions received by Octavian on the closing of the 1996 underwriting year of account. Included in Mr. Roger's bonus was an Octavian Syndicate Management bonus paid in 1999 for the 1996 underwriting year of account.
(5) Ms. Waggett's salary amount includes $865,000 paid in lieu of severance in December 1999.

Option Grants in 1999

   The following table sets forth information on grants of stock options, exercisable for Class A Ordinary Shares awarded to the Company's Named Executive Officers. No options were granted in 1999 to Directors who were not executive officers.

                         Number of   % of Total                     Potential Realized
                         Securities   Options                        Value of Assumed
                         Underlying  Granted to                       Annual Rates of
                          Options    Employees  Exercise                Stock Price
                          Granted    in Fiscal   Price   Expiration  Appreciation for
          Name               (#)        Year     ($/Sh)     Date      Option Term (1)
          ----           ----------  ---------- -------- ---------- -------------------
                                                                       5%        10%
                                                                    -------- ----------
John J. Dwyer...........   15,000(2)    3.0%     $23.65   02/04/09  $223,100 $  565,380
                           45,000(3)    8.9%      23.65   02/04/09   669,301  1,696,140
Nigel H.J. Rogers.......   15,000(2)    3.0%      23.65   02/04/06   144,419    336,557
                           45,000(3)    8.9%      23.65   02/04/06   433,257  1,009,672
                           20,965(4)    4.1%    Nominal   12/20/06   256,046    596,696
William J. Wedlake......    7,500(2)    1.5%      23.65   02/04/06    72,209    168,279
                           10,000(3)    2.0%      23.65   02/04/06    96,279    224,372
Jean M. Waggett.........    7,500(2)    1.5%      23.65   02/04/09   111,550    282,690
                           10,000(3)    2.0%      23.65   02/04/09   148,734    376,920
Ian L. Bowden...........    6,000(3)    1.2%      23.65   02/04/06    57,768    134,623

(1) Assumes market value of stock on date of grant equal to exercise price.
(2) Options lapsed in 2000 without becoming exercisable.
(3) Each option becomes exercisable with respect to 20% of the underlying shares on each of the first through fifth anniversaries of the date of grant.
(4) Options granted in terms of the Octavian Stock Option Plan with an exercise price of less than $l per share. The share price on date of issue is assumed as $30.

   No further grants of options have been made to Messrs. Dwyer, Rogers, Wedlake, Waggett or Bowden since December 31, 1999.

Option Exercises in 1999 and Year End 1999 Option Values

   The following table presents information about the exercise of options to purchase Class A Ordinary Shares during 1999 and the value realized on exercise by each Named Executive Officer. The table also provides the number of exercisable and unexercisable options and the value of the in-the-money options as of December 31, 1999, for each Named Executive Officer. The Company has never granted SAR's.

   The value of unexercised options has been calculated by subtracting the exercise price from the market price of the Class A Ordinary Shares on December 31, 1999 ($30 per Share).

                                                Number of Securities      Value of Unexercised
                                                 Underlying Options       In-the-Money Options
                          Number of             at December 31, 1999      at December 31, 1999
                           Shares             ------------------------- -------------------------
                          Acquired    Value               Unexercisable             Unexercisable
                         on Exercise Realized Exercisable      (1)      Exercisable      (1)
          Name           ----------- -------- ----------- ------------- ----------- -------------
John J. Dwyer...........      --        --      164,507      204,820    $1,621,379   $  906,488
Nigel H. J. Rogers......      --        --      114,560      222,805       472,789    1,481,455
William J. Wedlake......      --        --       50,840       63,780       386,576      403,290
Jean M. Waggett.........      --        --       39,096       61,145       261,273      412,902
Ian L. Bowden...........      --        --       51,194       15,449     1,106,702      115,099

--------
(1) The unexercisable options would become exercisable in the event of a change of control. The Terra Nova/Markel merger and scheme of arrangement, if consummated, would constitute such a change of control.

Pension Plans

   The following table presents the estimated maximum annual retirement benefits payable to employees of Terra Nova and TNAM under the Terra Nova Pension and Life Assurance Plan (1986) (the "Pension Plan") at the specified average compensation and years of service classifications.

                               Pension Plan Table

                                          Years of Service
                            --------------------------------------------
     Average Compensation      15       20       25       30       35
     --------------------   -------- -------- -------- -------- --------
     $125,000               $ 36,058 $ 48,077 $ 60,096 $ 72,115 $ 83,333
     $150,000                 43,269   57,692   72,115   86,538  100,000
     $175,000                 50,481   67,308   84,135  100,962  116,667
     $200,000                 57,692   76,923   96,154  115,385  133,333
     $225,000                 64,904   86,538  108,173  129,808  150,000
     $250,000                 72,115   96,154  120,192  144,231  166,667
     $300,000                 86,538  115,385  144,231  173,077  200,000
     $400,000                115,385  153,846  192,308  230,769  266,667
     $450,000                129,808  173,077  216,346  259,615  300,000
     $500,000                144,231  192,308  240,385  288,462  333,333

   The Pension Plan qualifies Terra Nova and TNAM for an exemption from compulsory participation in the State Earnings Related Pension Scheme ("SERPS"), a state-run pension plan to which non-exempted UK companies are required to make annual contributions. Only permanent employees between the ages of 20 and 61 are eligible to participate in the Pension Plan. Retirement benefits are calculated by multiplying the number of years of covered service by 1/52nd , multiplied by pensionable salary received in the calendar year prior to normal retirement age (age 62) or the date of leaving service, if earlier.

   The Pension Plan has a supplementary section which provides that certain employees of Terra Nova and TNAM shall receive retirement benefits based on the same formula as that for the ordinary plan member, except the multiple is a maximum of 1/30th for each year of service.

   The maximum fraction for the purposes of computing retirement benefits is 2/3rds and, for employees joining the scheme after March 1987, the pensionable salary is limited. The limit as of December 31, 1999, was $144,960 using a British pound-to-U.S. dollar exchange rate of $1.60. Pensionable salary excludes bonuses, commissions, overtime or any other discretionary or fluctuating payments, except where a member is specifically advised to the contrary. A member is fully vested in the Pension Plan after two years of participation.

   The Pension Plan provides for the payment of reduced benefits on early retirement between the ages of 50 and 62. On the death of a member before retirement, the Pension Plan provides for a cash lump sum payment of four times basic salary and a survivor annuity benefit to the member's spouse of 50% of the member's prospective benefit. This benefit is payable from the date of the death of the member. The same benefits are payable to minor children up to the age of 18, or for such longer period as their education continues on a full-time basis if there is no surviving spouse. Pension Plan participants may make additional voluntary contributions up to 15% of annual salary to supplement their Pension Plan benefits. Such voluntary contributions are not matched by Terra Nova and TNAM.

   Terra Nova provides Mr. Wedlake and one other employee with a "Non-Approved" Pension Plan which provides a money purchase fund and additional term life assurance coverage targeted to raise total retirement and death benefits to a level broadly equivalent to that enjoyed by employees who joined the Company prior to June 1, 1989, the date on which the United Kingdom imposed limits on pensionable earnings.

   The credit years of pensionable services for Messrs. Wedlake and Bowden at December 31, 1999, were 6.4 years and 22.7 years, respectively.

   Mr. Dwyer, Ms. Waggett and employees of the Company who were based in Bermuda, Canada and Belgium participate in money purchase pension plans which are in line with local market terms and conditions of employment and generally cost the Company 10% of the basic salary of each participating employee.

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

   Octavian provides certain of its employees with one of two defined benefit pension schemes, both run in conjunction with the Lloyd's Superannuation Scheme (the "Abbey Plan" and the "Lloyd's Plan", respectively). The Abbey Plan provides benefits which are similar to those in the Pension Plan, the principal difference being that the multiple is 1/60th and retirement age is 60. The Lloyd's Plan provides benefits which are in addition to those under SERPS as a retirement age of 60. The formula for computing pensions is similar to that in the Pension Plan, the principal difference being that the multiple is 1/100th.

Service Agreements

   The Company entered into employment agreements with Messrs. Dwyer and Rogers and Ms. Waggett, that require them to maintain the confidentiality of information concerning the Company's business and not to work for a competitor of the Company for two years (one year for Ms. Waggett) after termination of employment. The employment agreements provided for a period of employment of three years (two for Ms. Waggett) which is automatically extended for subsequent one-year periods. Under these agreements, if the employment of Messrs. Dwyer or Rogers, or Ms. Waggett is involuntarily terminated other than for cause (including termination for gross misconduct or dishonesty), or if the executive terminates employment for a defined good reason or in the event of a change of control of the Company, the following benefits will be paid: three years of salary continuation (two years for Ms. Waggett), which includes annual base pay in the year of termination and a bonus amount equal to the greater of target bonus in the year of termination or the highest of the last three years, and all Company benefits during the salary continuation period or until the executive becomes eligible for comparable benefits under a similar plan with a subsequent employer.

   The agreements with Mr. Dwyer and Ms. Waggett were terminated in December 1999, preserving the requirement to maintain confidentiality of information. Terra Nova entered into settlement agreements with each of Mr. Dwyer and Ms. Waggett for payments of $3,707,500 and $1,165,000, respectively, in settlement of their rights under the employment agreements and bonuses in respect of 1999. Mr. Dwyer will remain with the Company until the closing date of the Terra Nova/Markel merger and scheme of arrangements and Ms. Waggett will remain until the later of the closing date and April 30, 2000.

   The Company had previously entered into a service agreement with Nigel H.J. Rogers that was superseded by the new employment agreement with respect to all terms and conditions, except an annual bonus plan related to the performance of the Lloyd's syndicates managed by Octavian Syndicate Management.

   In connection with the proposed Terra Nova/Markel merger and scheme of arrangement, Markel Holdings anticipates a new employment arrangement with Mr. Rogers which would provide for him to continue employment at annual compensation levels comparable to those under his current agreement and to receive a $5 million bonus payment in a combination of cash and Markel Holdings common shares, one half of which would be paid immediately with the remainder vesting in six-month increments over 30 months. The new employment arrangement would supersede Mr. Rogers current Terra Nova employment arrangements at the time of closing.

   The Company has entered into an employment arrangement with William J Wedlake, which provides for a base salary subject to annual review, an annual bonus, a cash allowance in lieu of the use of a company automobile, the right to participate in the Company's health insurance plan and the right to participate in Terra Nova's approved and funded non-approved pension plans and to receive an additional year of pensionable past service credit for each complete year of actual service with the Company up to an agreed maximum less years of service vested in a previous employer's pension plans.

   The employment arrangement provides that Mr. Wedlake's employment may be terminated by either party's giving 12 month's notice to the other. The Company can also terminate Mr. Wedlake's employment at any time for cause.

Approved Executive Share Option Plans

   On January 9, 1995, the Board of Directors of the Company adopted The Terra Nova Executive Share Option Schemes (the "Stock Option Plans") as amended on March 13, 1996, August 4, 1996, May 5, 1998 and October 14, 1999.

   The Stock Option Plans provide for the grant of options to eligible employees to purchase Shares (the "Option Shares"). The maximum number of Option Shares for which Options may be granted is limited: the total number of Option Shares for which options have not yet been granted, the number of options outstanding, the Option Shares issued within the previous ten years under the Stock Option Plans may not exceed 15% of the aggregate number of Ordinary Shares of the Company outstanding on the date preceding any option grant. Unexercised options will expire either seven or ten years after the date granted, as provided in the respective Stock Option Plans, subject to certain limited exceptions. The Stock Option Plans are administered by the Compensation Committee, which determines those employees who will be granted any future options.

Octavian Stock Option Plan

   In connection with the Octavian acquisition, the Company, on January 5, 1996, established the Octavian Stock Option Plan providing for the grant of options to certain individual members of the management of Octavian, including Mr. Rogers, based on profit commissions received by Octavian for the 1996 to 2000 years of account. Under the Octavian Stock Option Plan, such members of management will receive annual option grants to purchase a number of Shares equal to the aggregate to (i) 90% of the profit commission received by Octavian from the Octavian Syndicates (less related underwriters' and management bonuses and corporate taxes) for each year of account, divided by (ii) the fully-diluted net asset value (as defined in the Octavian Stock Option Plan) per Ordinary Share of the Company as at the end of such year. The aggregate Profit

Commission Component for the 1996 to 2000 underwriting years of account is subject to a maximum of (Pounds)10.0 million and no further options shall be issued once such maximum has been reached. The options will be granted on receipt of the profit commissions by Octavian on closure of each year of account under applicable Lloyd's regulations, which currently are the years 1999 to 2003 with regard to each of the years 1996 to 2000, respectively. The options have a nominal exercise price and become exercisable on or after the January 1 next succeeding the date of grant, commencing January 1, 2000, provided that all options granted after January 1, 2002, become immediately exercisable. Options expire seven years after the date of grant. The Octavian Stock Option Plan will be administered by the Compensation Committee with respect to persons subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended. In December 1999, 157,012 options were granted following receipt by Octavian of the profit commissions on the 1996 year of account.

ITEM 12--BENEFICIAL OWNERSHIP OF ORDINARY SHARES

   The following table presents the beneficial ownership of Class A Ordinary Shares ("Shares") by the Company's five most highly compensated executive officers, the Company's Directors and all of the Directors and executive officers of the Company as a group as of March 1, 2000. Unless otherwise indicated, the named individual has sole voting and investment power over the Ordinary Shares presented below.

                                                                      Number of Class A
                               Shareholder                             Ordinary Shares  Percentage
                               -----------                            ----------------- ----------
      John J. Dwyer.................................................        30,862            *
      Nigel H.J. Rogers.............................................        10,000            *
      Ian Bowden....................................................        40,791            *
      William J. Wedlake............................................         4,500            *
      Jean M. Waggett...............................................         2,000            *
      John J. Byrne (1).............................................       484,787         1.99
      Mark J. Byrne.................................................         1,000            *
      Robert S. Fleischer (2).......................................         5,140            *
      Steven J. Gilbert (2) (3).....................................        14,900            *
      David L. Jaffe (2)............................................         6,140            *
      Hugh P. Lowenstein (2)........................................        40,140            *
      Philip F. Petronis (2) (4)....................................         3,940            *
      Jerry S. Rosenbloom (2).......................................         2,985            *
      All directors and executive officers as a group (14 persons)..       645,685         2.48

--------
(1) The above table includes some shares in a private foundation and a family partnership over which Mrs. Byrne has voting control. The above table does not include an additional 892,691 shares held by partnership and corporation in which Mr. Byrne has an indirect economic interest but does not have investment control or voting power. Mr. Byrne disclaims direct beneficial ownership to these 892,691 shares.
(2) 1,162 of the Shares owned by Mr. J. Byrne, 3,140 of the Shares owned by each of Messrs. Fleischer, Jaffe, Lowenstein and Petronis, 2,921 of the Shares owned by Mr. Gilbert, and 1,985 of the Shares owned by Mr. Rosenbloom, represent shares as to which the Director has voting but not dispositive power.
(3) Mr. Gilbert is the indirect beneficial owner of 1,530 Shares held by various interests of which he is a trustee or director and has both voting and investment power with respect to such Shares.
(4) Includes 300 Shares owned by custodial accounts for Mr. Petronis' daughters of which he disclaims beneficial ownership.

Other Beneficial Owners

   The following table presents information with respect to beneficial ownership of the Shares, as of March 1, 2000, by each person known to the Company (including corporate groups) who beneficially owns more than five percent of the Company's outstanding Ordinary Shares ("Shares"):

                      Shareholder                  Number of Shares Percentage
                      -----------                  ---------------- ----------
      Markel Corporation (1)......................    8,241,090       31.52%
      DLJ Entities (2)............................    4,924,799       18.84%
      Fidelity Mgt. & Res. (3)....................    1,797,000        7.38%
      Robert E. Torray & Co., Inc./The Torray
       Fund(4)....................................    1,261,000        5.18%

--------
(1) Consists of 1,082,470 Class A Shares over which Markel Corporation has sole voting and dispositive power and 7,158,620 Class A and B Shares, which are the subject of a Shareholder Agreement, dated as of August 15, 1999 and confirmed on January 28, 2000 between Markel Corporation and the following shareholders of the Company: DLJ entities, John J. Byrne and related entities, and Marsh & McLennan Risk Capital Holdings, Ltd. and related entities. The Shareholder Voting Agreement gives Markel Corporation the right to vote the 7,158,620 Terra Nova Shares in favor of the proposed Terra Nova/Markel merger and scheme of arrangement.
(2) Consists of 3,128,582 Class A (voting) Shares and 1,796,217 Class B (non-voting) Shares, which are convertible into Class A Shares, held directly by the following related investors: DLJMB Funding, 929,990 Shares (567,905 Class A and 362,085 Class B); DLJSC, 134,352 Shares (82,048 Class A and 52,304 Class B); DLJMB Overseas Partners C.V. ("DLJMB Overseas"), 2,183,345 Shares (1,121,517 Class A and 1,061,828 Class B); DLJ International Partners C.V. ("DLJIP"), 1,039,181 Shares (967,499 Class A and 71,682 Class
    B); DLJ Offshore Partners C.V. ("DLJOP"), 60,253 Shares (36,797 Class A and 23,456 Class B); and DLJ First ESC, L.L.C. ("DLJ First"), 577,678 Shares (352,816 Class A and 224,862 Class B). As the parent of both DLJMB Funding and DLJSC, Donaldson, Lufkin & Jenrette, Inc. ("DLJ") may be deemed to beneficially own all of the shares held by such entities. As DLJMB is the general partner of each of DLJMB Overseas, DLJIP, DLJOP and DLJ First, DLJ may be deemed to beneficially own indirectly all of the shares held by such entities. DLJ is an indirect subsidiary of The Equitable Companies Incorporated. The address of DLJ is 277 Park Avenue, New York, New York 10172.
(3) Consists of 1,797,000 Class A Shares owned by a number of mutual funds and other investment accounts managed by affiliates of FMR Corp. The percentage of Shares owned is calculated without giving effect to possible conversion of the Class B Shares owned by the DLJ Entities.
(4) Consists of 852,500 Class A Shares owned by Robert E. Torray & Co., Inc. and 408,500 Class A Shares owned by The Torray Fund over which the two entities hold shared voting and dispositive power. The percentage of Shares owned is calculated without giving effect to possible conversion of the Class B Shares owned by the DLJ Entities.

ITEM 13--CERTAIN BUSINESS RELATIONSHIPS

Registration Rights Agreement

   The Company and the existing shareholders of the Company as of April 1, 1996 (the "Shareholders"), entered into a Registration Rights Agreement, which grants the Shareholders certain incidental and demand registration rights with respect to Ordinary Shares held by them. Under this agreement, Shareholders other than the DLJ Entities (individually or as a group) owning or having the rights to acquire 30% or more of the Ordinary Shares outstanding and issuable prior to the initial public offering of shares on April 17, 1996 ("Offering"), or any subsequent offering have the right to require the Company on one occasion, and one or more of the DLJ Entities have the right to require the Company on two occasions, to register Shares under the Securities Act for sale in the public market, provided that the total fair value of the Shares requested to be registered in the exercise of any such right must be at least $15 million. Any other Shareholder not making the request will have the right to participate in such registration on a first-priority basis (pro rata according to the respective Ordinary Shares requested for registration) subject to a customary underwriter's reduction.

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

   The Company has agreed to indemnify each Shareholder in respect of certain liabilities, including civil liabilities under the Securities Act and to pay certain expenses relating to such registration.

   Under the terms of the proposed Terra Nova/Markel merger and scheme of arrangement, DLJ entities who are shareholders of the Company; John J. Byrne and related entities who own shares of the Company over which he has voting or dispositive control; and Marsh & McLennan Risk Capital Holdings, Ltd. and related entities who own shares of the Company, each of whom would receive new shares of Markel Holdings, will have the benefit of a new registration rights agreement. The current Registration Rights Agreement will terminate on the closing of the Terra Nova/Markel merger and scheme of arrangement. Mr. Byrne is a director of the Company and Mr. Philip F. Petronis, a director of the Company, is an executive officer of an affiliate of Marsh & McLennan.

Transactions with Five Percent Shareholders

   From time to time, in the ordinary course of its insurance business, the Company may insure risks of 5% shareholders and, in addition, may cede risks to insurance companies who are affiliates of 5% shareholders. The business may be conducted through intermediaries, which may from time to time include affiliates of 5% shareholders. As an investor, the Company may transact business with counterparties and intermediaries which may be affiliated with certain 5% shareholders. All transactions would be conducted on an arm's length basis.

   DLJSC acted as the financial advisor to the Company during the negotiation and approval of the proposed Terra Nova/Markel merger and scheme of arrangement by the Board of Directors. DLJSC received $750,000 from the Company for the fairness opinion issued by DLJSC to the Board in relation to the proposed transaction and $26,588 for reasonable expenses incurred. Upon completion of the proposed Terra Nova/Markel merger and scheme of arrangement, the Company will pay to DLJSC an additional fee equal to 0.60% of the aggregate value of the Company's ordinary shares, treating any shares issuable upon exercise of options, warrants or other rights of conversion as outstanding, plus the amount of any debt assumed, acquired, remaining outstanding, retired or defeased or preferred shares redeemed or remaining outstanding in connection with the proposed Terra Nova/Markel merger and scheme of arrangement, minus the sum of $750,000, which has already been paid, and $250,000.

   The Company retained DLJSC as its investment banker and financial advisor on an exclusive basis until December 21, 1999. The Company agreed to indemnify DLJSC in connection with this.

   Messrs. Fleischer and Jaffe, both Directors of the Company, are managing directors of DLJSC and DLJMB (an affiliate of DLJSC), respectively. Mr. Lowenstein, who is also a Director of the Company, provides consulting services to DLJSC through Shore Capital. Mr. Jaffe is Chairman of the Board's Compensation Committee.

Section 16 Reporting

   Directors and certain executives of the Company are subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934 as amended. The Company is not aware of any Director or executive who failed to make a required filing on a timely basis.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

   (a) Index to Financial Statements. The financial statements filed as part of this report are listed in the Index to Financial Statements on page 36.

Index to Financial Statement Schedules

                                                                                                 Page
                                                                                                 ----
Schedule II(a)  -- Condensed Financial Information of Registrant (Parent Company)
                -- Condensed Balance Sheets.....................................................  79
Schedule II(b)  -- Condensed Financial Information of Registrant (Parent Company)
                -- Condensed Statements of Operations...........................................  80
Schedule II(c)  -- Condensed Financial Information of Registrant (Parent Company)
                -- Condensed Statements of Cash Flows...........................................  81
Schedule III    -- Supplementary Insurance Information..........................................  82
Schedule IV     -- Reinsurance..................................................................  83
Schedule VI     -- Supplementary Information Concerning Property/Casualty Insurance Operations..  84

Schedules I and V have been omitted because the required information is included in theconsolidated financial statements or notes.

   (b) Reports on Form 8-K. Reports on Form 8-K filed since the third quarter 1999 Form 10-Q filing:

                 -- February 4, 2000
                 -- February 22, 2000
                 -- March 3, 2000 (Form 8-KA)

   (c) Exhibits. The Index to Exhibits and the Exhibits filed as part        85
of this report..........................................................

                                                     Supplemental Schedule II(a)

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES

                    PARENT COMPANY FINANCIAL INFORMATION (1)

                            CONDENSED BALANCE SHEETS
                             (dollars in thousands)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
ASSETS
Investment in subsidiaries................................. $210,389  $542,948
Fixed maturities...........................................  119,627    22,039
Common stocks..............................................  108,025       --
                                                            --------  --------
  Total investments........................................  438,041   564,987
Other assets...............................................   13,281     7,292
                                                            --------  --------
  Total assets............................................. $451,322  $572,279
                                                            ========  ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities.......................................... $  7,312  $  1,417
                                                            --------  --------
Total liabilities..........................................    7,312     1,417
                                                            --------  --------


Shareholders' equity:
  Common shares............................................  151,637   150,620
  Stock held in Trust......................................  (16,787)  (12,900)
  Deferred equity compensation.............................    7,564     4,623
  Additional capital.......................................  113,855   111,727
  Unrealized (depreciation) appreciation in investment of
   subsidiaries net of income tax..........................   (3,949) 80,342
  Cumulative translation adjustments.......................   (3,473)      158
  Retained earnings........................................  195,163   236,292
                                                            --------  --------
    Total shareholders' equity.............................  444,010   570,862
                                                            --------  --------
    Total liabilities and shareholders' equity............. $451,322  $572,279
                                                            ========  ========

--------
(1) The parent company condensed financial information should be read in conjunction with the consolidated financial statements and notes

                                                     Supplemental Schedule II(b)

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES

                    PARENT COMPANY FINANCIAL INFORMATION(1)

                       CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                   Year Ended December 31,
                                                   --------------------------
                                                     1999     1998     1997
                                                   --------  -------  -------
Revenues:
  Net investment income........................... $  3,497  $ 3,618  $ 1,953
  Realized gains (losses) on sales of
   investments....................................      (29)     246      (25)
  Foreign exchange gains (losses).................      --        (1)       5
                                                   --------  -------  -------
    Total revenues................................    3,468    3,863    1,933
                                                   --------  -------  -------
Expenses:
  Deferred debt expenses..........................      665      664      664
  Salaries........................................    6,722    1,436    1,864
  Legal and professional expenses.................    1,824      842      639
  Other expenses..................................    1,111    1,007    1,065
                                                   --------  -------  -------
    Total expenses................................   10,322    3,949    4,232
                                                   --------  -------  -------
Loss from operations before equity in net income
 of consolidated subsidiaries.....................   (6,854)     (86)  (2,299)
Equity in net (loss) income of consolidated
 subsidiaries.....................................  (28,120)  72,485   75,709
                                                   --------  -------  -------
  Net (loss) income............................... $(34,974) $72,399  $73,410
                                                   ========  =======  =======

--------
(1) The parent company condensed financial information should be read in conjunction with the consolidated financial statements and notes

                                                     Supplemental Schedule II(c)

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES

                    PARENT COMPANY FINANCIAL INFORMATION (1)

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Cash flows from operating activities:
  Net (loss) income.............................. $(34,974) $ 72,399  $ 73,410
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Equity in net loss (income) of consolidated
   subsidiaries..................................   28,120   (72,485)  (75,709)
  Realized capital losses (gains)................       29      (246)       25
  Stock option compensation expense..............     (660)      --        804
  Change in accrued investment income............     (976)      201      (604)
  Change in other assets and liabilities, net....    4,235       950      (289)
                                                  --------  --------  --------
    Net cash provided by (used in) operating
     activities..................................   (4,226)      819    (2,363)
                                                  --------  --------  --------


Cash flows from investing activities:
  Proceeds of fixed maturities sold..............   11,774    19,291    46,181
  Purchase of fixed maturities...................  (34,211)  (12,045)  (74,808)
                                                  --------  --------  --------
    Net cash (used in) provided by investing
     activities..................................  (22,437)    7,246   (28,627)
                                                  --------  --------  --------


Cash flows from financing activities:
  Proceeds from shares issued....................    3,145       637       384
  Stock repurchases..............................   (3,887)   (3,400)  (10,020)
  Ordinary dividends received from subsidiary
   company(2)....................................   37,889       --     44,400
  Ordinary dividends paid to stockholders........   (6,155)   (5,968)   (4,370)
                                                  --------  --------  --------
    Net cash provided by (used in) financing
     activities..................................   30,992    (8,731)   30,394
                                                  --------  --------  --------


Change in cash and cash equivalents..............    4,329      (666)     (596)
Cash and cash equivalents at beginning of year...    1,480     2,146     2,742
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $  5,809  $  1,480  $  2,146
                                                  --------  --------  --------

--------
(1) The parent company condensed financial information should be read in conjunction with the consolidated financial statements and notes
(2) Total dividends received from subsidiaries were $213,000 in 1999 and $44,400 in 1997.

                                                       Supplemental Schedule III

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION
                             (dollars in thousands)

                                                                             Benefits,    Amortization
                  Deferred     Losses and                         Net      claims, losses of deferred    Other
                 acquisition loss adjustment Unearned  Earned  investment  and settlement acquisition  operating Written
    Segment         costs       expenses     premiums premiums   income       expenses       costs     expenses  premiums
---------------- ----------- --------------- -------- -------- ----------  -------------- ------------ --------- --------
Year ended
 December 31,
 1999
Terra Nova......   $38,887      $836,952     $123,901 $227,694 $64,618 (a)    $187,118      $85,446     $10,315  $179,563
Terra Nova
 (Bermuda)......     6,419       118,656       21,954   39,494  43,219 (a)      26,525       13,756         288    34,584
Terra Nova
 Capital........    53,213       418,399      313,937  303,271  11,686 (a)     263,936      138,362      12,436   388,876
Corifrance......     1,164        35,961        8,386   14,822   5,207 (a)      13,664        3,272       2,358    15,153
Year ended
 December 31,
 1998
Terra Nova......   $50,755      $864,241     $170,918 $252,714 $49,420 (a)    $141,971      $79,720     $ 9,228  $266,571
Terra Nova
 (Bermuda)......     8,044       115,920       25,428   78,061  37,375 (a)      68,017       13,807       1,115    95,317
Terra Nova
 Capital........    46,639       195,794      195,693  199,506   7,954 (a)     141,968       62,465       8,471   270,740
Corifrance......     2,169        33,048        8,963   16,627   3,525 (a)       7,611        4,388       1,508    13,569
Year ended
 December 31,
 1997
Terra Nova......   $41,741      $951,364     $147,228 $256,306 $63,690 (a)    $151,911      $77,268     $ 9,421  $249,927
Terra Nova
 (Bermuda)......     8,378        80,397       20,101   42,985  28,434 (a)      45,141        9,232       1,025    65,438
Terra Nova
 Capital........    23,744        82,658       97,558  107,978     277 (a)      78,528       25,227       2,860   165,780
Corifrance......     2,517        43,305       10,047   11,800   1,900 (a)       6,900        3,700         400     2,400

-------
(a) Net investment income excludes investment income and realized gains of $(1,007,000), $12,364,000 and $4,892,000 for 1999, 1998 and 1997,
    respectively, which is attributed to the Parent and its other subsidiaries.

                                                        Supplemental Schedule IV

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES

                                  REINSURANCE

                            AS OF DECEMBER 31, 1999
                             (dollars in thousands)

                                                                    Percentage
                                      Ceded to   Assumed            of amount
                              Gross     other   from other   Net    assumed to
Written premiums              amount  companies companies   amount     net
----------------             -------- --------- ---------- -------- ----------
Property--Casualty
Year ended December 31,
 1999....................... $601,419 $246,487   $263,514  $618,446   42.61%
Year ended December 31,
 1998....................... $407,841 $113,191   $351,547  $646,197   54.40%
Year ended December 31,
 1997....................... $269,577 $ 66,698   $280,666  $483,545   58.04%

                                                        Supplemental Schedule VI

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

               CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                             (dollars in thousands)

                                                                      Losses and loss
                                                                        adjustment
                                                                     expenses incurred
                                                                        related to                      Paid
                             Losses and                              -----------------  Amortization losses and
                  Deferred      loss                         Net       (1)      (2)     of deferred     loss
                 acquisition adjustment Unearned  Earned  investment Current   Prior    acquisition  adjustment Written
    Segment         costs     expenses  premiums premiums   income     year     Year       costs      expenses  premiums
---------------- ----------- ---------- -------- -------- ---------- -------- --------  ------------ ---------- --------
Year ended
 December 31,
 1999
Continuing
 operations.....  $ 99,683   $1,409,968 $468,178 $585,281  $66,919   $546,253 $(55,010)   $240,836    $425,167  $618,446
Aviation
 business in
 run-off........       --        59,229      --        12      --         --    (1,388)        --        2,026        12
Year ended
 December 31,
 1998
Continuing
 operations.....   107,607    1,209,003  401,002  546,908   60,852    384,531  (24,964)    160,380     326,477   646,197
Aviation
 business in
 run-off........       --        65,752      --       304      --         --    (1,284)        --        5,100       304
Year ended
 December 31,
 1997
Continuing
 operations.....    76,380    1,157,724  274,934  419,069   57,999    292,876  (10,396)    115,427     215,387   483,545
Aviation
 business in
 run-off........       --        75,846      --     1,577      --         --        (6)        --       14,500     1,577

Item 14--Exhibits

  (c) Exhibits

 Exhibit
 Number
 -------
  3.1    Certificate of Incorporation and Memorandum of Association of the
         Company (incorporated by reference to Exhibit 3.2 of the Company's
         Registration Statement on Form S-1, Registration No. 33-93358).
  3.2    Amended and Restated Bye-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on
         Form S-1, Registration No. 333-1726).
  4.1    Form of Share Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, Registration No.
         333-1726).
  4.2    Indenture, dated June 15, 1995, among U.K. Holdings, the Company and
         The Chase Manhattan Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement Form S-1,
         Registration No. 333-1726).
  4.3    First Supplemental Indenture, dated October 12, 1995, among U.K.
         Holdings, the Company and the Chase Manhattan Bank, N.A., as trustee
         (incorporated by reference to Exhibit 4.3 of the Company's
         Registration Statement Form S-1, Registration No. 333-1726).
  4.4    Deposit and Custody Agreement, dated June 15, 1995, among U.K.
         Holdings, the Company, Chase Manhattan Bank Luxembourg, S.A., as
         Custodian, and The Chase Manhattan Bank, N.A., as Depository
         (incorporated by reference to Exhibit 4.4 of the Company's
         Registration Statement Form S-1, Registration No. 333-1726).
  4.5    Indenture, dated August 26, 1997, among U.K. Holdings, the Company and
         The Chase Manhattan Bank, as Trustee (incorporated by reference to
         Exhibit 4.1 of the Company's Registration Statement Form F-4 and S-4,
         Registration No. 333-38063,-01).
  4.6    Deposit and Custody Agreement, dated August 26, 1997, among U.K.
         Holdings, the Company, Chase Manhattan Bank Luxembourg S.A., as
         Custodian, and The Chase Manhattan Bank, as Trustee and as Depository
         (incorporated by reference to Exhibit 4.2 of the Company's
         Registration Statement Form F-4 and S-4, Registration No. 333-38063,-
         01).
 10.1    Exchange Agreement, dated December 20, 1994, among the Company, Aetna,
         CIGNA, Marsh & McLennan, Bowring and Nimrod Securities (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement
         on Form S-1, Registration No. 33-93358).
 10.2    Share Purchase Agreement, dated December 21, 1994, among U.K.
         Holdings, Aetna, CIGNA, Marsh & McLennan, Bowring and Nimrod
         Securities (incorporated by reference to Exhibit 10.6 of the Company's
         Registration Statement on Form S-1, Registration No. 33-93358).
 10.3    Registration Rights Agreement dated as of March 25, 1996, among the
         Company and certain shareholders of the Company (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on
         Form S-1, Registration No. 333-1726).
 10.4    Exclusivity Agreement, between the Company and DLJSC (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on
         Form S-1, Registration No. 333-1726).
 10.5    Service Agreement, dated October 18, 1993, between Terra Nova and John
         Riddick (incorporated by reference to Exhibit 10.15 of the Company's
         Registration Statement on Form S-1, Registration No. 33-93358).
 10.6    Service Agreement, dated June 14, 1993, between Terra Nova and Richard
         J. Edmunds (incorporated by reference to Exhibit 10.17 of the
         Company's Registration Statement on Form S-1, Registration No. 33-
         93358).

 Exhibit
 Number
 -------
 10.7    Service Agreement, dated May 28, 1993, between Terra Nova and Ian L.
         Bowden (incorporated by reference to Exhibit 10.18 of the Company's
         Registration Statement on Form S-1, Registration No. 33-93358).
 10.8    Service Agreement, dated January 5, 1996, between Octavian (formerly
         Saffronplace Limited) and Nigel Harold John Rogers (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on
         Form S-1, Registration No. 333-1726).
 10.9    Letter Agreement, dated January 5, 1996, between the Company and John
         J. Dwyer (incorporated by reference to Exhibit 10.19 of the Company's
         Registration Statement on Form S-1, Registration No. 33-93358).
 10.10   Letter Agreement, dated March 20, 1995, between the Company and John
         J. Dwyer (incorporated by reference to Exhibit 10.20 of the Company's
         Registration Statement on Form S-1, Registration No. 33-93358).
 10.11   Approved Executive Share Option Plan (incorporated by reference to
         Exhibit 10.22 of the Company's Registration Statement on Form S-1,
         Registration No. 333-1726).
 10.12   Octavian 1996 Stock Option Scheme (incorporated by reference to
         Exhibit 10.23 of the Company's Registration Statement on Form S-1,
         Registration No. 333-1726).
 10.13   The Octavian Group Pension Scheme (incorporated by reference to
         Exhibit 10.24 of the Company's Registration Statement on Form S-1,
         Registration No. 333-1726).
 10.14   DTI Notice of Requirements (incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-1, Registration No.
         33-93358).
 10.15   Terra Nova Insurance Company Limited Non-Approved Funded Pension
         Scheme (incorporated by reference to Exhibit 10.28 of the Company's
         Registration Statement on Form S-1, Registration No. 333-1726).
 10.16   Employment Agreement, dated July 1, 1998, between the Company and John
         J. Dwyer (incorporated by reference to 1998 Form 10-K filed on March
         15, 1999).
 10.17   Employment Agreement, dated July 1, 1998, between the Company and
         Nigel H.J.Rogers (incorporated by reference to 1998 Form 10-K filed on
         March 15, 1999).
 10.18   Employment Agreement, dated July 1, 1998, between the Company and Jean
         M. Waggett (incorporated by reference to 1998 Form 10-K filed on March
         15, 1999).
 10.19   Letter Agreement, dated November 26, 1998, between the Company and
         John Riddick (incorporated by reference to 1998 Form 10-K filed on
         March 15, 1999).
 21.1    Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company's Registration Statement on Form S-1, Registration No.
         333-1726).

                                   SIGNATURES

   Under the requirements of the Securities Exchange Act of 1934, the registrant has had this report signed on its behalf by the undersigned who are so authorized.

                                            Terra Nova (Bermuda) Holdings Ltd

                  Signature and Title                   Date
                  -------------------                   ----
                   /s/ John J. Dwyer               March 20, 2000
      By ________________________________________
                     John J. Dwyer
                       Chairman

                 /s/ Nigel H.J. Rogers             March 20, 2000
      By ________________________________________
                   Nigel H.J. Rogers
         President and Chief Executive Officer

                /s/ William J. Wedlake             March 20, 2000
      By ________________________________________
                  William J. Wedlake
       Senior Vice President and Chief Financial
                        Officer

                /s/ Robert S. Fleischer            March 20, 2000
      By ________________________________________
                  Robert S. Fleischer
                       Director

                  /s/ David L. Jaffe               March 20, 2000
      By ________________________________________
                    David L. Jaffe
                       Director