Form 10-Q
period 2000-03-31
TERRA NOVA BERMUDA HOLDING LTD
filed 2000-05-08
CIK 935937

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

       For the quarterly period ended March, 31, 2000

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


                                Richmond House
                             12 Par La Ville Road
                                 Hamilton NM08
                                    Bermuda
                 --------------------------------------------
                   (Address of principal executive offices)


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

                              Yes   X         No ______
                                  -----

The registrant meets the conditions set out in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

The number of registrant's ordinary shares ($5.80 par value) outstanding on May 8, 2000 was 40,002,069.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

                              INDEX TO FORM 10-Q



                                                                                       Page No.
                                                                                       --------
     Part I - FINANCIAL INFORMATION
     ------------------------------

Item 1.    Financial Statements:

           Consolidated Balance Sheets
             March 31, 2000 (Unaudited) and December 31, 1999 (Audited)                   1

           Consolidated Statements of Operations (Unaudited)
             Three Months Ended March 31, 2000 and 1999                                   2

           Consolidated Statements of Comprehensive Income (Unaudited)
             Three Months Ended March 31, 2000 and 1999                                   3

           Consolidated Statements of Shareholders' Equity (Unaudited)
             Three Months Ended March 31, 2000 and 1999                                   4

           Consolidated Statements of Cash Flows (Unaudited)
             Three Months Ended March 31, 2000 and 1999                                   5

           Notes to the Interim Consolidated Financial Statements (Unaudited)             6


Item 2.    Management's Discussion of Results of Operations                              10

     Part II - OTHER INFORMATION
     ---------------------------

Item 6.    Exhibits and Reports on Form 8-K                                              14

Signatures                                                                               15

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             (dollars in thousands)

                                                                           At March 31,              At December 31,
                                                                               2000                       1999
                                                                           (Unaudited)                  (Audited)
                                                                          --------------            -----------------
                      ASSETS
Investments available for sale, at fair value:
    Fixed maturities:
      Bonds (amortized cost $1,164,848 and $1,321,888, respectively)          $1,156,334                   $1,306,110
    Common stocks (cost $99,509 and $98,335, respectively)                       114,641                      109,900
                                                                          --------------            -----------------
      Total investments                                                        1,270,975                    1,416,010

Cash and cash equivalents                                                         79,883                       74,798
Accrued investment income                                                         24,898                       27,607
Insurance balances receivable                                                    175,087                      121,094
Reinsurance recoverable on paid losses                                            65,767                       62,162
Reinsurance recoverable on unpaid losses                                         411,138                      346,483
Accrued premium income                                                           297,022                      238,230
Prepaid reinsurance premiums                                                      90,138                       97,771
Deferred acquisition costs                                                        93,033                       99,683
Income taxes recoverable                                                          22,234                        4,422
Deferred income taxes                                                             33,056                       31,820
Other assets                                                                     112,135                      111,620
                                                                          --------------            -----------------
      Total assets                                                            $2,675,366                   $2,631,700
                                                                          ==============            =================

                   LIABILITIES
Unpaid losses and loss adjustment expenses                                    $1,482,527                   $1,409,968
Unearned premiums                                                                559,075                      468,178
Insurance balances payable                                                        86,574                       53,853
Long-term debt                                                                   175,000                      175,000
Other liabilities                                                                 70,358                       80,691
                                                                          --------------            -----------------
      Total liabilities                                                        2,373,534                    2,187,690
                                                                          --------------            -----------------

               SHAREHOLDERS' EQUITY
Common shares
"A" ordinary shares, 75,000,000 authorized, $5.80 par value
    (40,002,069 issued and outstanding; 1999: 24,348,192)                        232,012                      141,219
"B" ordinary shares, convertible, 10,000,000 authorized, $5.80 par
   value (nil issued and outstanding; 1999: 1,796,217)                                 -                       10,418
Stock held in Trust, at cost                                                           -                      (16,787)
Deferred equity compensation                                                           -                        7,564
Additional capital                                                                34,153                      113,855
Retained earnings                                                                 37,270                      195,163
Accumulated other comprehensive loss                                              (1,603)                      (7,422)
                                                                          --------------            -----------------
      Total shareholders' equity                                                 301,832                      444,010
                                                                          --------------            -----------------

                                                                          --------------            -----------------
      Total liabilities and shareholders' equity                              $2,675,366                   $2,631,700
                                                                          ==============            =================

    See accompanying notes to the interim consolidated financial statements

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                            (dollars in thousands)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                  2000                 1999
                                                                               ----------           ----------
Revenues
  Net written premiums                                                          $ 241,402            $ 307,243
  Increase in unearned premiums                                                   (86,666)            (167,233)
                                                                               ----------           ----------
  Net earned premiums                                                             154,736              140,010
  Net investment income                                                            21,621               23,053
  Realized net capital (losses) gains on sales of investments                      (3,674)               5,016
  Foreign exchange gains                                                            1,765                  184
  Agency income                                                                     2,025                4,560
                                                                               ----------           ----------
    Total revenues                                                                176,473              172,823
                                                                               ----------           ----------

Expenses
  Losses and loss adjustment expenses, net                                        156,791               89,240
  Acquisition costs                                                                90,103               45,804
  Other operating expenses                                                          8,636                6,648
  Interest expense                                                                  3,100                3,100
  Agency expense                                                                    1,635                2,057
  Other expenses                                                                    2,898                1,314
  Merger expenses                                                                  18,416                    -
                                                                               ----------           ----------
    Total expenses                                                                281,579              148,163
                                                                               ----------           ----------

(Loss) income from operations before income tax                                  (105,106)              24,660
Income tax (benefit) expense                                                      (22,213)               3,599
                                                                               ----------           ----------
Net (loss) income                                                               $ (82,893)           $  21,061
                                                                               ==========           ==========

    See accompanying notes to the interim consolidated financial statements

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Loss
                                  (Unaudited)
                            (dollars in thousands)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                 2000                   1999
                                                                              ----------             ----------
Net (loss) income                                                               $(82,893)              $ 21,061
                                                                              ----------             ----------

Other comprehensive income (loss):

Unrealized appreciation (depreciation) of investments before tax                   7,152                (23,388)
Tax (expense) benefit                                                             (2,815)                 4,242
                                                                              ----------             ----------
Unrealized appreciation (depreciation) of investments after tax                    4,337                (19,146)
                                                                              ----------             ----------

Less:
  Reclassification adjustment for losses (gains) included in net
    (loss) income before tax                                                       3,674                 (5,016)
  Tax (benefit) expense                                                             (894)                 1,546
                                                                              ----------             ----------
  Reclassification adjustment for losses (gains) included in net
    (loss) income after tax                                                        2,780                 (3,470)
                                                                              ----------             ----------

Currency translation adjustments                                                  (1,298)                  (181)
                                                                              ----------             ----------

Other comprehensive income (loss)                                                  5,819                (22,797)
                                                                              ----------             ----------

                                                                              ----------             ----------
Comprehensive loss                                                              $(77,074)              $ (1,736)
                                                                              ==========             ==========

    See accompanying notes to the interim consolidated financial statements

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                            (dollars in thousands)

                                                                                   Three Months Ended March 31,
                                                                                 2000                       1999
                                                                              ----------                 ----------
Common "A" shares:
     Balance, beginning of period                                              $ 141,219                   $140,202
     Cancellation of shares                                                     (141,207)                         -
     Issue of shares                                                             232,000                         62
                                                                              ----------                 ----------
               Balance, end of period                                            232,012                    140,264
                                                                              ----------                 ----------

Common "B" shares:
     Balance, beginning of period                                                 10,418                     10,418
     Cancellation of shares                                                      (10,418)                         -
                                                                              ----------                 ----------
               Balance, end of period                                                  -                     10,418
                                                                              ----------                 ----------

Stock held in Trust, at cost:
     Balance, beginning of period                                                (16,787)                   (12,900)
     Exercise of stock options                                                     1,046                          -
     Cancellation of stock held in Trust                                          15,741                          -
     Repurchased during the period                                                     -                     (3,435)
                                                                              ----------                 ----------
               Balance, end of period                                                  -                    (16,335)
                                                                              ----------                 ----------

Deferred equity compensation:
     Balance, beginning of period                                                  7,564                      4,623
     Exercise of stock options                                                    (4,839)                         -
     Stock option compensation expense                                             9,850                        192
     Transfer to additional capital                                              (12,575)                         -
                                                                              ----------                 ----------
               Balance, end of period                                                  -                      4,815
                                                                              ----------                 ----------

Additional capital:
     Balance, beginning of period                                                113,855                    111,727
     Exercise of stock options                                                     3,838                          8
     Cancellation of shares                                                      (80,374)                         -
     Cancellation of stock held in Trust                                         (15,741)                         -
     Transfer from deferred equity compensation                                   12,575                          -
                                                                              ----------                 ----------
               Balance, end of period                                             34,153                    111,735
                                                                              ----------                 ----------

Retained earnings:
     Balance, beginning of period                                                195,163                    236,292
     Net (loss) income                                                           (82,893)                    21,061
     Dividends paid on ordinary shares                                           (75,000)                    (1,560)
                                                                              ----------                 ----------
               Balance, end of period                                             37,270                    255,793
                                                                              ----------                 ----------

Accumulated other comprehensive income:
     Balance, beginning of period                                                 (7,422)                    80,500
     Unrealized appreciation (depreciation) of investments, net of tax             7,117                    (22,616)
     Currency translation adjustments                                             (1,298)                      (181)
                                                                              ----------                 ----------
               Balance, end of period                                             (1,603)                    57,703
                                                                              ----------                 ----------
                                                                              ----------                 ----------
               Total shareholders' equity                                      $ 301,832                   $564,393
                                                                              ==========                 ==========

    See accompanying notes to the interim consolidated financial statements

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                     2000                1999
                                                                                  ----------          ----------
Cash flows from operating activities:
   Net (loss) income                                                               $ (82,893)          $  21,061

Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities:
   Amortization of goodwill                                                              981                 423
   Bad debt expenses                                                                   1,630                   -
   Stock option compensation expense                                                   9,850                 192
   Realized net capital losses (gains)                                                 3,674              (5,016)
   Change in unpaid losses and loss adjustment expenses                               77,024             (18,353)
   Change in unearned premiums and prepaid reinsurance                                98,530             162,312
   Change in insurance balances payable                                               32,721              31,630
   Change in insurance balances receivable, accrued premium income
     and reinsurance recoverable on paid and unpaid losses                          (182,539)           (155,087)
   Change in deferred acquisition costs                                                6,650             (55,572)
   Change in accrued investment income                                                 2,709               1,339
   Change in current and deferred income taxes                                       (20,359)              2,277
   Change in other assets and liabilities, net                                       (10,368)             (1,152)
                                                                                  ----------          ----------
     Total adjustments                                                                20,503             (37,007)
                                                                                  ----------          ----------
     Net cash and cash equivalents used in operating activities                      (62,390)            (15,946)
                                                                                  ----------          ----------

Cash flows from investing activities:
   Proceeds of fixed maturities matured                                               13,294               1,765
   Proceeds of fixed maturities sold                                                 360,287             112,384
   Proceeds of equity securities sold                                                 19,900              38,555
   Purchase of fixed maturities                                                     (230,674)            (81,636)
   Purchase of equity securities                                                     (20,280)            (45,676)
                                                                                  ----------          ----------
     Net cash and cash equivalents provided by investing activities                  142,527              25,392
                                                                                  ----------          ----------

Cash flows from financing activities:
   Ordinary dividends paid to shareholders                                           (75,000)             (1,560)
   Repurchases of stock                                                                    -              (1,847)
   Proceeds from exercise of stock options                                                46                  70
                                                                                  ----------          ----------
     Net cash and cash equivalents used in financing activities                      (74,954)             (3,337)
                                                                                  ----------          ----------
Change in cash and cash equivalents                                                    5,183               6,109
Exchange on foreign currency cash balances                                               (98)                (47)
Cash and cash equivalents at beginning of period                                      74,798              40,394
                                                                                  ----------          ----------
Cash and cash equivalents at end of period                                         $  79,883           $  46,456
                                                                                  ==========          ==========

Supplemental disclosure of cash flow information
   Income taxes (repaid) paid                                                      $  (4,223)          $     283
                                                                                  ==========          ==========
   Interest paid                                                                   $   2,700           $   2,700
                                                                                  ==========          ==========

    See accompanying notes to the interim consolidated financial statements

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

     On March 24, 2000, the Company was acquired by Markel Corporation ("Markel") for total consideration of approximately $658 million. Markel issued approximately 1.75 million common shares and contingent value rights and paid approximately $325 million in cash to the Company's shareholders in the transaction. The Company's $175 million of public debt remained outstanding.

     These Statements should be read with the audited consolidated financial statements as of December 31, 1999.


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

     The Company cedes reinsurance to and assumes reinsurance from Lloyd's of London ("Lloyd's") syndicates. At March 31, 2000, the aggregate exposure on reinsurance ceded to Lloyd's syndicates for continuing operations, including estimated reinsurance recoveries for losses incurred but not reported, was approximately $103.0 million.

(a)    Net written premiums are comprised of the following:

                                                  Three Months Ended
                                                       March 31,
                                              2000                   1999
                                           --------------------------------
                                                 (dollars in thousands)
Direct business                             $181,639               $194,906
Reinsurance assumed                          108,228                186,042
Reinsurance ceded                            (48,465)               (73,705)
                                           ---------              ---------
Net written premiums                        $241,402               $307,243
                                           =========              =========

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

            Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

(b)  Net earned premiums are comprised of the following:

                                                        Three Months Ended
                                                             March 31,
                                                    2000                1999
                                                 ----------          ----------
                                                      (dollars in thousands)

Direct business                                    $135,545            $ 82,857
Reinsurance assumed                                  65,220              83,610
Reinsurance ceded                                   (46,029)            (26,457)
                                                 ----------          ----------
Net earned premiums                                $154,736            $140,010
                                                 ==========          ==========

(c)  Losses and loss adjustment expenses, net, are comprised of the following:

                                                        Three Months Ended
                                                             March 31,
                                                    2000                1999
                                                 ----------          ----------
                                                      (dollars in thousands)

Losses and loss adjustment expenses                $293,485            $118,404
Reinsurance ceded                                  (136,694)            (29,164)
                                                 ----------          ----------
Losses and loss adjustment expenses, net           $156,791            $ 89,240
                                                 ==========          ==========


4.   Business Segments

   The Company's core operations are conducted through four reportable segments:
Terra Nova Insurance Company Limited ("Terra Nova"); Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"); Markel Capital Limited ("Markel Capital") and Compagnie de Reassurance d'Ile de France ("Corifrance"). The segments are strategic business units that operate in different markets. Markel Capital changed its name from Terra Nova Capital Limited on April 20, 2000.

   The Company evaluates performance based on profit or loss from operations before income taxes. Inter-segment revenues are eliminated from segmental reporting, such that the segmental revenues are consistent with the Company's consolidated financial statements.

   The following tables summarize the operations and assets of the four segments for the three months ended March 31, 2000, and 1999:

                                                         Three Months ended March 31, 2000
                              -------------------------------------------------------------------------------------
                                                  Terra Nova          Markel
                               Terra Nova          (Bermuda)          Capital         Corifrance           Total
                              ------------       ------------        ---------       ------------       -----------
                                                              (dollars in thousands)
Net earned premiums             $   57,113           $  7,276         $ 86,407            $ 3,940        $  154,736
Segment loss                       (50,501)           (13,387)         (21,636)               (72)          (85,596)
Segment assets                   1,168,699            558,108          897,730             94,984         2,719,521

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

            Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

                                                            Three Months ended March 31, 1999
                              -------------------------------------------------------------------------------------
                                                  Terra Nova          Markel
                               Terra Nova         (Bermuda)           Capital         Corifrance           Total
                              ------------       ------------        ---------       ------------       -----------
                                                                (dollars in thousands)
Net earned premiums             $   73,663           $ 11,201         $ 50,540           $  4,606        $  140,010
Segment profit (loss)               15,499             15,888           (2,724)             1,173            29,836
Segment assets                   1,446,720            793,530          584,862            103,273         2,928,385

     A reconciliation of the total reportable segments' (loss) profit to the Company's consolidated (loss) income from operations before tax is provided below. The main components of the reconciling item are investment income, foreign exchange gains, other expenses and merger expenses in the non-operating companies, agency income and debt interest paid on the Senior Notes.

                                                                 Three Months ended March 31,
                                                              ----------------------------------
                                                                 2000                    1999
                                                              ----------              ----------
                                                                    (dollars in thousands)
Segment (loss) profit                                          $ (85,596)                $29,836
Reconciling item                                                 (19,510)                 (5,176)
                                                              ----------              ----------
(Loss) income from operations before income tax                $(105,106)                $24,660
                                                              ==========              ==========

     A reconciliation of the total reportable segments' assets to the Company's consolidated total assets is provided below. The main components of the reconciling item are investments in the non-operating companies and inter-segment insurance balances eliminated on consolidation.

                                                                 Three Months ended March 31,
                                                              ----------------------------------
                                                                 2000                    1999
                                                              ----------              ----------
                                                                    (dollars in thousands)
Segment assets                                                $2,719,521              $2,928,385
Reconciling item                                                 (44,155)               (220,424)
                                                              ----------              ----------
Total assets                                                  $2,675,366              $2,707,961
                                                              ==========              ==========


5. Summarized Financial Information for Markel International plc ("Markel International")

  Markel International changed its name from Terra Nova Insurance (UK) Holdings
plc on April 20, 2000.   Markel International's summarized consolidated balance
sheet information as at March 31, 2000, and December 31, 1999, and summarized consolidated statement of operations information for the three months ended March 31, 2000 and 1999, is set out below.

  Markel International is the issuer of $75 million 7.2% Senior Notes due 2007 and $100 million 7.0% Senior Notes due 2008. The Senior Notes are guaranteed fully and unconditionally by the Company.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

            Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

                                                                  March 31,                  December 31,
                                                                     2000                        1999
                                                                -------------               --------------
                                                                         (dollars in thousands)
Investments and cash                                               $  821,727                   $  803,070
Reinsurance recoverable on unpaid losses                              575,717                      530,102
Accrued premium income                                                277,740                      215,225
Other assets                                                          523,201                      485,555
                                                                -------------               --------------
      Total assets                                                 $2,198,385                   $2,033,952
                                                                =============               ==============

Unpaid losses and loss adjustment expenses                         $1,351,362                   $1,291,312
Unearned premiums                                                     532,205                      446,224
Long-term debt                                                        175,000                      175,000
Other liabilities                                                      79,230                       88,071
                                                                -------------               --------------
      Total liabilities                                             2,137,797                    2,000,607
                                                                -------------               --------------
      Total shareholders' equity                                       60,588                       33,345
                                                                -------------               --------------
      Total liabilities and shareholders' equity                   $2,198,385                   $2,033,952
                                                                =============               ==============

                                                                       Three months ended March 31,
                                                                    2000                         1999
                                                                -------------               --------------
                                                                         (dollars in thousands)
Net earned premiums                                                  $144,908                    $ 122,486
Net investment income                                                  12,698                       13,276
Realized investment (losses) gains                                     (2,975)                       4,883
Foreign exchange gains                                                  1,807                          372
Agency income                                                           2,026                        2,685
                                                                -------------               --------------
      Total revenues                                                  158,464                      143,702
                                                                -------------               --------------
Underwriting costs and expenses                                      (234,932)                    (134,668)
                                                                -------------               --------------
(Loss) income from operations before income tax                       (76,468)                       9,034
                                                                -------------               --------------
      Net (loss) income                                              $(54,255)                   $   5,434
                                                                =============               ==============

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

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

     The Company is currently working to increase its focus on underwriting profitability in continuing programs. These initiatives may lead to the repricing or discontinuance of poor performing lines of business, reorganization of business units to achieve operating efficiencies and a review of reinsurance programs. The Company's combined ratio for the remainder of the year could be materially different than anticipated if these corrective actions are ineffective.

The Company

     The following is a discussion of the Company's results of operations. All references to the "Company" are to Terra Nova (Bermuda) Holdings Ltd. and all of its direct and indirect subsidiaries, including Markel International plc ("Markel International"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Compagnie de Reassurance d'Ile de France ("Corifrance"), Markel Syndicate Management Limited ("Markel Syndicate Management") and Markel Capital Limited ("Markel Capital"). On April 20, 2000, Markel International changed its name from Terra Nova (UK) Holdings plc, Markel Syndicate Management changed its name from Octavian Syndicate Management Limited and Markel Capital changed its name from Terra Nova Capital Limited. This discussion should be read with the audited consolidated financial statements of the Company as of December 31, 1999.

     On March 24, 2000, following completion of a merger and scheme of arrangement, the Company became a wholly-owned subsidiary of Markel Corporation ("Markel"). The Company continues to file interim consolidated financial statements on Form 10-Q for the benefit of holders of $100 million 7.0% Senior Notes due 2008 and $75 million 7.2% Senior Notes due 2007, issued by Markel International and guaranteed by the Company.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

Business Operations

     The Company writes specialty property, casualty, marine and aviation insurance and reinsurance business through its subsidiaries on a worldwide basis.

     The Company's four reportable segments are Terra Nova, Terra Nova (Bermuda), Markel Capital and Corifrance. The segments are strategic business units that operate in different markets. Terra Nova and the Lloyd's syndicates in which Markel Capital participates are based in the London Market. The London Market is comprised of Lloyd's and companies with underwriting offices close to Lloyd's. Terra Nova (Bermuda) operates in the Bermuda Market which consists of both captive and independent companies. Corifrance is a French reinsurer specializing in property reinsurance in the European Market.

     The Company's premiums by segment for the three months ended March 31, 2000 and 1999, and the combined ratio are set out in the following table:

                                                                         Three Months ended March 31,
                                                  -----------------------------------------------------------------
                                                              2000                                   1999
                                                  ----------------------------         ---------------------------
                                                    Amount           Percent             Amount          Percent
                                                  ----------       -----------         -----------     -----------
Gross Written Premiums
     Terra Nova                                     $103,712              35.8%           $164,475            43.2%
     Terra Nova (Bermuda)                             12,784               4.4              31,924             8.4
     Markel Capital                                  158,800              54.8             168,393            44.2
     Corifrance                                       14,571               5.0              16,156             4.2
                                                  ----------       -----------         -----------     -----------
          Total                                     $289,867             100.0%           $380,948           100.0%
                                                  ==========       ===========         ===========     ===========

Net Written Premiums
     Terra Nova                                     $ 89,307              37.0%           $138,390            45.0%
     Terra Nova (Bermuda)                             11,807               4.9              23,914             7.8
     Markel Capital                                  126,789              52.5             129,913            42.3
     Corifrance                                       13,499               5.6              15,026             4.9
                                                  ----------       -----------         -----------     -----------
          Total                                     $241,402             100.0%           $307,243           100.0%
                                                  ==========       ===========         ===========     ===========

Net Earned Premiums
     Terra Nova                                     $ 57,113              36.9%           $ 73,663            52.6%
     Terra Nova (Bermuda)                              7,276               4.8              11,201             8.0
     Markel Capital                                   86,407              55.8              50,540            36.1
     Corifrance                                        3,940               2.5               4,606             3.3
                                                  ----------       -----------         -----------     -----------
          Total                                     $154,736             100.0%           $140,010           100.0%
                                                  ==========       ===========         ===========     ===========

Combined Ratio
     Loss ratio (including LAE)                                          101.3%                               63.7%
     Expense ratio                                                        63.8                                37.5
                                                                   -----------                         -----------
     Combined ratio                                                      165.1%                              101.2%
                                                                   ===========                         ===========

Results of Operations

     Gross written premiums decreased 23.9% to $289.9 million in the first quarter of 2000 from $380.9 million written in the first quarter of 1999. The decrease was primarily a result of:

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

(a) a 36.9% decrease in gross written premiums at Terra Nova to $103.7 million in 2000 from $164.5 million in 1999. This decrease was predominantly a result of Terra Nova reducing its property writings by 44% to $56.5 million in 2000 from $100.9 million in 1999. The decrease on the property account arose from Terra Nova reducing its writings on the property pro rata business by 78% to $11.2 million in 2000 from $51.9 million in 1999 as a consequence of a detailed review of poor performing accounts. In addition, Terra Nova reduced its writings on marine and casualty lines to increase its focus on underwriting profitability.

(b) a 60.0% decrease in gross written premiums at Terra Nova (Bermuda) to $12.8 million in 2000 from $31.9 million in 1999. The decrease in writings at Terra Nova (Bermuda) arose from a significant reduction in its property pro rata business due to it ceasing to write unprofitable accounts. Terra Nova (Bermuda) ceased accepting new business on April 2, 2000. The decision follows completion of the Company's acquisition by Markel Corporation on March 24, 2000, and reflects a detailed review of all the Company's entities and their strategic importance.

(c) a 5.7% decrease in gross written premiums at Markel Capital to $158.8 million in 2000 from $168.4 million in 1999. The decrease at Markel Capital is primarily due to its withdrawal from the UK private passenger auto and the light aircraft and general aviation business in the second quarter of 1999, partially offset by an increase in its participation in the Markel syndicates to approximately 90% in 2000 compared to approximately 77% in 1999.

     Net written premiums decreased 21.4% to $241.4 million in the first quarter of 2000 from $307.2 million in the first quarter of 1999. This reflects the fall in gross written premiums partially offset by an increase in retention rate to 83.2% in 2000 from 80.6% in 1999.

     Net earned premiums increased 10.5% to $154.7 million in the first quarter of 2000 from $140.0 million in the first quarter of 1999. The increase reflects the increased writings in 1999 which were earned in 2000 compared to 1998 writings earned in 1999.

     The underwriting loss increased to $100.8 million in the first quarter of 2000 from $1.7 million in the first quarter of 1999. The increased underwriting loss was primarily the result of nonrecurring, transaction related expenses of $58.6 million and $42.2 million of underwriting losses from ongoing operations.

Charges which are expected to be nonrecurring include:

(a) A $36.5 million charge against deferred acquisition costs due to poor experience and more conservative reserving on property business and certain marine, casualty and auto lines.

(b) $19.6 million of reserve strengthening required on property, casualty and motor accounts in order to more conservatively state reserves for these programs.

(c)  A $2.5 million charge to record liabilities under an operating lease.

     The $42.2 million underwriting loss from ongoing operations was due to poor performance in continuing lines of business including $6.7 million of costs in closing Terra Nova (Bermuda), predominately additional reinsurance costs.

     The Company is currently working to increase its focus on underwriting profitability in continuing programs. These initiatives may lead to the repricing or discontinuance of poor performing lines of business, reorganization of business units to achieve operating efficiencies and a review of reinsurance programs. The Company expects to report combined ratios in the range of 105% to 110% for the remainder of the year.

     As a consequence of the above, the Company's loss ratio increased to 101.3% in 2000 from 63.7% in 1999 and the expense ratio increased to 63.8% in 2000 from 37.5% in 1999. The combined ratio increased to 165.1% in 2000 from 101.2% in 1999.

     Merger expenses of $18.4 million were comprised of $6.6 million of legal and professional expenses and $11.8 million of compensation expenses associated with the acquisition of the Company by Markel Corporation.

     The Company had a pre-tax loss of $105.1 million in the first quarter of 2000 compared to pre-tax income of $24.7 million in 1999. The loss of $105.1 million was primarily a result of the $100.8 million underwriting loss and $21.3 million of other expenses, partially offset by investment income of $21.6 million. In the first quarter of

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

1999, the $24.7 million profit was mainly a result of the underwriting loss of $1.7 million being offset by investment income of $23.1 million and realized gains of $5.0 million.

     The post-tax loss was $82.9 million in 2000 compared to a post-tax profit of $21.1 million in 1999.

     Shareholders' equity decreased by 32.0% to $301.8 million at March 31, 2000, compared to $444.0 million at December 31, 1999. The decrease of $142.2 million was primarily due to the net loss of $82.9 million and a $75.0 million dividend paid to Markel Corporation on March 28, 2000, partially offset by unrealized appreciation of investments after tax of $7.1 million and other comprehensive loss and deferred equity compensation movements of $8.9 million.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES


PART II - OTHER INFORMATION
---------------------------



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits        27 - Financial Data Schedule

b)    Form 8-K        Reports on Form 8-K filed during quarter ended March 31,
                      2000

                      - Form 8-K dated February 22, 2000 amended March 3, 2000 reporting under item 5 other information.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

                                  SIGNATURES
                                  ----------

Under the requirements of the Securities Exchange Act of 1934, the registrant has had this report signed on its behalf by the undersigned who are so authorized.





Date:      May 8, 2000      By:  /s/ NIGEL H.J. ROGERS
           -----------           ---------------------

                                 Nigel H.J. Rogers
                                 President and Chief Executive Officer



Date:      May 8, 2000      By:  /s/ ANDREW J. DAVIES
           -----------           ----------------------
                                 Andrew J. Davies
                                 Group Financial Controller and
                                 Principal Accounting Officer