Form 10-Q
period 2000-06-30
TERRA NOVA BERMUDA HOLDING LTD
filed 2000-08-11
CIK 935937

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

  [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      OR

  [_]            TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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

                                Richmond House
                             12 Par La Ville Road
                                 Hamilton NM08
                                    Bermuda
             ----------------------------------------------------
                   (Address of principal executive offices)

                           Telephone: (441) 292 7731
             ----------------------------------------------------
              (Registrants telephone number, including area code)

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

                          YES    X        NO ________
                              -------

The registrant meets the conditions set out in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

The number of registrant's ordinary shares ($5.80 par value) outstanding on August 11, 2000, was 40,002,069.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

                              INDEX TO FORM 10-Q

                                                                                            Page No.
                                                                                            --------
     Part I - FINANCIAL INFORMATION
     ------------------------------

Item 1.          Financial Statements:

                 Consolidated Balance Sheets
                    June 30, 2000 (Unaudited) and December 31, 1999 (Audited)                  2

                 Consolidated Statements of Operations (Unaudited)
                    Three months ended June 30, 2000 and 1999
                    Six months ended June 30, 2000 and 1999                                    3

                 Consolidated Statements of Comprehensive Loss (Unaudited)
                    Three months ended June 30, 2000 and 1999
                    Six months ended June 30, 2000 and 1999                                    4

                 Consolidated Statements of Shareholders' Equity (Unaudited)
                    Six months ended June 30, 2000 and 1999                                    5

                 Consolidated Statements of Cash Flows (Unaudited)
                    Six months ended June 30, 2000 and 1999                                    6

                 Notes to the Interim Consolidated Financial Statements (Unaudited)            7

Item 2.          Management's Discussion of Results of Operations                             12

     Part II - OTHER INFORMATION
     ---------------------------

Item 6.          Exhibits and Reports on Form 8-K                                             16

Signatures                                                                                    17

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets
                            (dollars in thousands)

                                                                         At June 30,               At December 31,
                                                                            2000                        1999
                                                                         (Unaudited)                  (Audited)
                                                                         -----------               ---------------
                                    ASSETS
Investments available for sale, at fair value:
   Fixed maturities:
     Bonds (amortized cost $1,118,534 and $1,321,888, respectively)       $1,102,635                    $1,306,110
   Common stocks (cost $53,754 and $98,335, respectively)                     58,105                       109,900
                                                                          ----------                    ----------
     Total investments                                                     1,160,740                     1,416,010

Cash and cash equivalents                                                    149,993                        74,798
Accrued investment income                                                     22,902                        27,607
Insurance balances receivable                                                153,108                       121,094
Reinsurance recoverable on paid losses                                        75,727                        62,162
Reinsurance recoverable on unpaid losses                                     395,184                       346,483
Accrued premium income                                                       268,394                       238,230
Prepaid reinsurance premiums                                                  95,021                        97,771
Deferred acquisition costs                                                    87,002                        99,683
Income taxes recoverable                                                      20,614                         4,422
Deferred income taxes                                                         40,851                        31,820
Other assets                                                                  97,907                       111,620
                                                                          ----------                    ----------
     Total assets                                                         $2,567,443                    $2,631,700
                                                                          ==========                    ==========

                                  LIABILITIES
Unpaid losses and loss adjustment expenses                                $1,467,384                    $1,409,968
Unearned premiums                                                            494,881                       468,178
Insurance balances payable                                                    88,582                        53,853
Long-term debt                                                               175,000                       175,000
Other liabilities                                                             58,363                        80,691
                                                                          ----------                    ----------
     Total liabilities                                                     2,284,210                     2,187,690
                                                                          ----------                    ----------

                              SHAREHOLDERS' EQUITY
Common shares
"A" ordinary shares, 75,000,000 authorized, $5.80 par value
   (40,002,069 issued and outstanding; 1999: 24,348,192)                     232,012                       141,219
"B" ordinary shares, convertible, 10,000,000 authorized, $5.80 par
   value (nil issued and outstanding; 1999: 1,796,217)                             -                        10,418
Stock held in Trust, at cost                                                       -                       (16,787)
Deferred equity compensation                                                       -                         7,564
Additional capital                                                            34,153                       113,855
Retained earnings                                                             33,228                       195,163
Accumulated other comprehensive loss                                         (16,160)                       (7,422)
                                                                          ----------                    ----------
     Total shareholders' equity                                              283,233                       444,010
                                                                          ----------                    ----------

                                                                          ----------                    ----------
     Total liabilities and shareholders' equity                           $2,567,443                    $2,631,700
                                                                          ==========                    ==========

    See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                            (dollars in thousands)


                                                                    Three months ended              Six months ended
                                                                        June 30,                        June 30,
                                                                    2000           1999             2000         1999
                                                                ----------     ---------        ---------     -----------
Revenues
       Net written premiums                                       $108,690      $123,862        $ 350,092        $431,105
       Decrease (increase) in unearned premiums                     62,119        32,526         (24,547)       (134,707)
                                                                ----------     ---------        ---------     -----------
       Net earned premiums                                         170,809       156,388          325,545         296,398
       Net investment income                                        21,626        23,403           43,247          46,456
       Realized net capital gains on sales of investments           10,977        26,264            7,303          31,280
                                                                ----------     ---------        ---------     -----------
                 Total revenues                                    203,412       206,055          376,095         374,134
                                                                ----------     ---------        ---------     -----------

Expenses
       Losses and loss adjustment expense, net                     150,231       112,631          307,022         201,871
       Acquisition costs                                            49,737        69,264          139,840         115,068
       Other operating expenses                                      4,176         5,874           12,812          12,522
       Foreign exchange (gains) losses                              (1,150)          765           (2,915)            581
       Interest expense                                              3,100         3,100            6,200           6,200
       Agency contribution                                            (760)        2,253           (1,150)           (249)
       Other expenses                                                7,179         3,067           10,076           4,381
       Merger expenses                                                   -             -           18,416               -
                                                                ----------     ---------        ---------     -----------
                 Total expenses                                    212,513       196,954          490,301         340,374
                                                                ----------     ---------        ---------     -----------
(Loss) income from operations before income tax                     (9,101)        9,101         (114,206)         33,760
Income tax benefit                                                  (5,058)      (4,138)          (27,271)          (539)
                                                                ----------     ---------        ---------     -----------
Net (loss) income                                                 $ (4,043)     $ 13,239         $(86,935)        $34,299
                                                                ----------     ---------        ---------     -----------

   See  accompanying notes to the interim consolidated financial statements

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Loss
                                  (Unaudited)
                            (dollars in thousands)

                                                                    Three months ended                    Six months ended
                                                                          June 30,                             June 30,
                                                               2000                   1999            2000                 1999
                                                             --------               --------        --------             --------
Net (loss) income                                            $ (4,043)              $ 13,239        $(86,935)            $ 34,299
                                                             --------               --------        --------             --------

Other comprehensive loss:

Unrealized depreciation of investments before tax              (7,185)               (32,285)            (33)             (55,673)
Tax benefit (expense)                                           2,365                  7,252            (450)              11,495
                                                             --------               --------        --------             --------
Unrealized depreciation of investments after tax               (4,820)               (25,033)           (483)             (44,178)
                                                             --------               --------        --------             --------

Less:
  Reclassification adjustment for gains
    included in net (loss) income before tax                  (10,977)               (26,264)         (7,303)             (31,280)
  Tax expense                                                   1,128                  5,456             234                7,003
                                                             --------               --------        --------             --------
  Reclassification adjustment for gains
    included in net (loss) income after tax                    (9,849)               (20,808)         (7,069)             (24,277)
                                                             --------               --------        --------             --------

Currency translation adjustments                                  112                   (109)         (1,186)                (290)
                                                             --------               --------        --------             --------

Other comprehensive loss                                      (14,557)               (45,950)         (8,738)             (68,745)
                                                             --------               --------        --------             --------

                                                             --------               --------        --------             --------
Comprehensive loss                                           $(18,600)              $(32,711)       $(95,673)            $(34,446)
                                                             ========               ========        ========             ========

    See accompanying notes to the interim consolidated financial statements

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                            (dollars in thousands)

                                                                                  Six months ended June 30,
                                                                            2000                             1999
                                                                      ------------------               ------------------
Common "A" shares:
     Balance, beginning of period                                              $ 141,219                         $140,202
     Cancellation of shares                                                     (141,207)                               -
     Issue of shares                                                             232,000                                -
     Exercise of stock options                                                         -                              372
                                                                      ------------------               ------------------
          Balance, end of period                                                 232,012                          140,574
                                                                      ------------------               ------------------

Common "B" shares:
     Balance, beginning of period                                                 10,418                           10,418
     Cancellation of shares                                                      (10,418)                               -
                                                                      ------------------               ------------------
          Balance, end of period                                                       -                           10,418
                                                                      ------------------               ------------------

Stock held in Trust, at cost:
     Balance, beginning of period                                                (16,787)                         (12,900)
     Exercise of stock options                                                     1,046                                -
     Cancellation of stock held in Trust                                          15,741                                -
     Repurchased during the period                                                     -                           (3,887)
                                                                      ------------------               ------------------
          Balance, end of period                                                       -                          (16,787)
                                                                      ------------------               ------------------

Deferred equity compensation:
     Balance, beginning of period                                                  7,564                            4,623
     Exercise of stock options                                                    (4,839)                               -
     Stock option compensation expense                                             9,850                            2,798
     Transfer to additional capital                                              (12,575)                               -
                                                                      ------------------               ------------------
          Balance, end of period                                                       -                            7,421
                                                                      ------------------               ------------------

Additional capital:
     Balance, beginning of period                                                113,855                          111,727
     Exercise of stock options                                                     3,838                              133
     Cancellation of shares                                                      (80,374)                               -
     Cancellation of stock held in Trust                                         (15,741)                               -
     Transfer from deferred equity compensation                                   12,575                                -
                                                                      ------------------               ------------------
          Balance, end of period                                                  34,153                          111,860
                                                                      ------------------               ------------------

Retained earnings:
     Balance, beginning of period                                                195,163                          236,292
     Net (loss) income                                                           (86,935)                          34,299
     Dividends paid on ordinary shares                                           (75,000)                          (3,130)
                                                                      ------------------               ------------------
          Balance, end of period                                                  33,228                          267,461
                                                                      ------------------               ------------------

Accumulated other comprehensive (loss) income:
     Balance, beginning of period                                                 (7,422)                          80,500
     Unrealized depreciation of investments, net of tax                           (7,552)                         (68,455)
     Currency translation adjustments                                             (1,186)                            (290)
                                                                      ------------------               ------------------
          Balance, end of period                                                 (16,160)                          11,755
                                                                      ------------------               ------------------

          Total shareholders' equity                                           $ 283,233                         $532,702
                                                                      ==================               ==================

    See accompanying notes to the interim consolidated financial statements

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)

                                                                                            Six months ended
                                                                                                 June 30,
                                                                                   2000                           1999
                                                                             -----------------             ------------------
Cash flows from operating activities:
    Net (loss) income                                                                $ (86,935)                     $  34,299

Adjustments to reconcile net (loss) income to net cash and cash equivalents used in operating activities:
   Amortization of goodwill                                                              1,884                          2,184
   Bad debt expenses                                                                     1,630                              -
   Stock option compensation expense                                                    10,063                          2,798
   Realized net capital gains                                                           (7,303)                       (31,280)
   Change in unpaid losses and loss adjustment expenses                                 63,524                         28,869
   Change in unearned premiums and prepaid reinsurance                                  29,453                        129,380
   Change in insurance balances payable                                                 34,730                         53,486
   Change in insurance balances receivable, accrued premium income
     and reinsurance recoverable on paid and unpaid losses                            (122,168)                      (218,489)
   Change in deferred acquisition costs                                                 12,681                        (34,065)
   Change in accrued investment income                                                   4,705                          2,456
   Change in current and deferred income taxes                                         (26,947)                        (3,685)
   Change in other assets and liabilities, net                                         (13,887)                        21,624
                                                                             -----------------             ------------------
      Total adjustments                                                                (11,635)                       (46,722)
                                                                             -----------------             ------------------
      Net cash and cash equivalents used in operating activities                       (98,570)                       (12,423)
                                                                             -----------------             ------------------

Cash flows from investing activities:
   Proceeds of fixed maturities matured                                                 19,567                          5,415
   Proceeds of fixed maturities sold                                                   360,351                        245,400
   Proceeds of equity securities sold                                                  112,471                        145,571
   Purchase of fixed maturities                                                       (184,455)                      (192,446)
   Purchase of equity securities                                                       (58,628)                      (153,072)
                                                                             -----------------             ------------------
      Net cash and cash equivalents provided by investing activities                   249,306                         50,868
                                                                             -----------------             ------------------

Cash flows from financing activities:
   Ordinary dividends paid to shareholders                                             (75,000)                        (3,131)
   Repurchases of stock                                                                      -                         (3,887)
   Proceeds from exercise of stock options                                                  46                            505
                                                                             -----------------             ------------------
      Net cash and cash equivalents used in financing activities                       (74,954)                        (6,513)
                                                                             -----------------             ------------------
Change in cash and cash equivalents                                                     75,782                         31,932
Exchange on foreign currency cash balances                                                (587)                           (83)
Cash and cash equivalents at beginning of period                                        74,798                         40,394
                                                                             -----------------             ------------------
Cash and cash equivalents at end of period                                           $ 149,993                      $  72,243
                                                                             =================             ==================

Supplemental disclosure of cash flow information
   Income taxes (repaid) paid                                                        $  (4,119)                     $     437
                                                                             =================             ==================
   Interest paid                                                                     $   6,200                      $   6,200
                                                                             =================             ==================


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

     The Company cedes reinsurance to and assumes reinsurance from Lloyd's of London ("Lloyd's") syndicates. At June 30, 2000, the aggregate exposure on reinsurance ceded to Lloyd's syndicates for continuing operations, including estimated reinsurance recoveries for losses incurred but not reported, was approximately $105 million.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

(a)  Net written premiums are comprised of the following:

                                             Three months ended                                   Six months ended
                                                  June 30,                                           June 30,
                                      2000                       1999                    2000                       1999
                              ---------------------------------------------      ------------------------------------------
                                           (dollars in thousands)                             (dollars in thousands)
Direct business                       $ 127,759                  $ 137,844               $ 309,398                  $ 332,750
Reinsurance assumed                      35,205                     35,261                 143,433                    221,303
Reinsurance ceded                       (54,274)                   (49,243)               (102,739)                  (122,948)
                              ------------------         ------------------      ------------------         ------------------
Net written premiums                  $ 108,690                  $ 123,862               $ 350,092                  $ 431,105
                              ==================         ==================      ==================         ==================


(b)  Net earned premiums are comprised of the following:

                                             Three months ended                                  Six months ended
                                                   June 30,                                          June 30,
                                       2000                       1999                   2000                       1999
                                ---------------------------------------------     -------------------------------------------
                                            (dollars in thousands)                            (dollars in thousands)
Direct business                         $148,902                   $115,656               $284,447                   $198,513
Reinsurance assumed                       63,928                     84,919                129,148                    168,529
Reinsurance ceded                        (42,021)                   (44,187)               (88,050)                   (70,644)
                               ------------------         ------------------     ------------------         ------------------
Net earned premiums                     $170,809                   $156,388               $325,545                   $296,398
                               ==================         ==================     ==================         ==================

(c)  Losses and loss adjustment expenses, net, are comprised of the following:

                                                        Three months ended                          Six months ended
                                                             June 30,                                   June 30,
                                                     2000               1999                  2000                1999
                                             -------------------------------------      ---------------------------------
                                                      (dollars in thousands)                       (dollars in thousands)
Losses and loss adjustment expenses                  $ 209,371         $160,944             $ 502,856            $279,348
Reinsurance ceded                                      (59,140)         (48,313)             (195,834)            (77,477)
                                             ------------------    -------------       --------------     ---------------
Losses and loss adjustment expenses, net             $ 150,231         $112,631             $ 307,022            $201,871
                                             ==================    ==============      ===============    ==================

4.  Business Segments

     On March 24, 2000, the Company was acquired by Markel. As a result, Markel realigned its operations with the Company becoming its international division.

     The Company's operating segments have been changed in accordance with this realignment. The Company now includes three operating segments: the London Company Market, the Lloyd's Market and Investing. All investing activities are included in the Investing operating segment. Discontinued programs and non-strategic insurance subsidiaries are included in Other for purposes of segment reporting.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

     The Company considers many factors including the nature of the underwriting units' insurance products, production sources, distribution strategies and regulatory environment in determining how to aggregate operating segments.

     Segment profit or loss is measured by underwriting profit or loss. Segment profit for the Investing operating segment is measured by net investment income and realized net gains or losses.

     The Company does not allocate assets to the operating divisions for management reporting purposes. The total investment portfolio and cash and cash equivalents are allocated to the Investment operating segment. The Company does not allocate capital expenditure for long-lived assets to any of its operating segments for management reporting purposes.

(a)         Following is a summary of segment disclosures:


                                      Segment Revenues
-------------------------------------------------------------------------------------------
Three months ended June 30,                                       Six months ended June 30,
---------------------------                                       -------------------------
   2000             1999         (dollars in thousands)             2000            1999
----------        --------                                        ---------      ----------
$ 52,878          $70,154        London Company Market            $107,440        $140,025
  70,564           42,266        Lloyd's Market                    128,719          69,575
  32,603           49,667        Investing                          50,550          77,736
  47,367           43,968        Other                              89,386          86,798
--------          -------                                         --------        --------
$203,412         $206,055        Total                            $376,095        $374,134
========         ========                                         ========        ========


                                    Segment Profit (Loss)
-------------------------------------------------------------------------------------------
Three months ended June 30,                                       Six months ended June 30,
---------------------------                                       -------------------------
   2000             1999         (dollars in thousands)             2000            1999
----------        --------                                        ---------      ----------
$ (7,547)        $  7,015        London Company Market            $ (65,272)      $  8,471
 (16,372)         (13,546)       Lloyd's Market                     (32,250)        (9,648)
  32,603           49,667        Investing                           50,550         77,736
 (13,782)         (29,174)       Other                              (40,734)       (34,415)
--------          -------                                         --------        --------
$ (5,098)        $ 13,962        Total                            $ (87,706)      $ 42,144
========         ========                                         =========       ========

                                       Combined Ratio
-------------------------------------------------------------------------------------------
Three months ended June 30,                                       Six months ended June 30,
---------------------------                                       -------------------------
   2000             1999                                            2000            1999
----------        --------                                        ---------      ----------
    114%              90%        London Company Market                161%            94%
    123%             132%        Lloyd's Market                       125%           114%
      -                -         Investing                              -              -
    129%             166%        Other                                146%           140%
--------          -------                                         --------        --------
    122%             123%        Total                                142%           112%
========         ========                                         ========        ========

                             TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                      AND SUBSIDIARIES

                   Notes to the Interim Consolidated Financial Statements
                                         (Unaudited)

                                       Segment Assets
-------------------------------------------------------------------------------------------
                                                                         At June 30,
                                                                  -------------------------
                                                                    2000            1999
                                                                  ---------      ----------
                                                                     (dollars in thousands)
London Company Market                                             $        -     $        -
Lloyd's Market                                                             -              -
Investing                                                          1,310,733      1,484,717
Unallocated assets                                                 1,256,710      1,222,590
                                                                  ----------     ----------
Total                                                             $2,567,443     $2,707,307
                                                                  ==========     ==========

     (b) The following summary reconciles segment profit (loss) to the Company's consolidated financial statements:

-------------------------------------------------------------------------------------------
Three months ended June 30,                                       Six months ended June 30,
---------------------------                                       -------------------------
   2000             1999         (dollars in thousands)             2000            1999
----------        --------                                        ---------      ----------
$(5,098)          $13,962        Segment profit (loss)            $( 87,706)      $ 42,144
                                 Reconciling items:
 (3,100)           (3,100)          Interest expense                 (6,200)        (6,200)
      -                 -           Merger expenses                 (18,416)             -
   (903)           (1,761)          Amortization expense             (1,884)        (2,184)
-------           -------                                         ---------       --------
$(9,101)          $ 9,101        Net (loss) income before tax     $(114,206)      $ 33,760
=======           =======                                         =========       ========


5. Summarized Financial Information for Markel International plc ("Markel International")

     Markel International changed its name from Terra Nova Insurance (UK) Holdings plc on April 20, 2000. Markel International's summarized consolidated balance sheet information as at June 30, 2000, and December 31, 1999, and summarized consolidated statement of operations information for the six months ended June 30, 2000, and 1999, is set out below.

     Markel International is the issuer of $75 million 7.2% Senior Notes due 2007 and $100 million 7.0% Senior Notes due 2008. The Senior Notes are guaranteed fully and unconditionally by the Company.

                                                                             June 30,           December 31,
                                                                              2000                  1999
                                                                          ----------            ------------
                                                                                (dollars in thousands)
Investments and cash                                                      $  845,174             $  803,070
Reinsurance recoverable on unpaid losses                                     558,147                530,102
Accrued premium income                                                       248,714                215,225
Other assets                                                                 509,520                485,555
                                                                          ----------             ----------
     Total assets                                                         $2,161,555             $2,033,952
                                                                          ==========             ==========

Unpaid losses and loss adjustment expenses                                $1,354,726             $1,291,312
Unearned premiums                                                            478,507                446,224
Long-term debt                                                               175,000                175,000
Other liabilities                                                            112,746                 88,071
                                                                          ----------             ----------
     Total liabilities                                                     2,120,979              2,000,607
                                                                          ----------             ----------
     Total shareholders' equity                                               40,576                 33,345
                                                                          ----------             ----------
     Total liabilities and shareholders' equity                           $2,161,555             $2,033,952
                                                                          ==========             ==========

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

            Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

                                                                    Six months ended June 30,
                                                                   2000                   1999
                                                                  --------              --------
                                                                     (dollars in thousands)
Net earned premiums                                               $299,867              $262,638
Net investment income                                               26,029                26,591
Realized investment gains                                              779                22,938
Foreign exchange gains (losses)                                      2,969                  (594)
Agency income                                                        3,643                 7,607
                                                                  --------              --------
     Total revenues                                                333,287               319,180
                                                                  --------              --------
Underwriting costs and expenses                                    427,856               327,636
                                                                  --------              --------
Loss from operations before income tax                             (94,569)               (8,456)
                                                                  --------              --------
     Net loss                                                     $(67,298)             $ (7,916)
                                                                  ========              ========

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

Safe Harbor Statement

  This is a Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995. Any written or oral statements made by or on behalf of the Company reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and inherent risks that could cause actual results to differ materially from those contained in any forward-looking statement.

  The Company has identified certain factors that could cause actual plans or results to differ substantially from those included in any forward-looking statements. These risk factors include, but are not limited to, the following:
(i) uncertainties and changes in government policy and law (both statute and case law) with respect to the Company, its brokers or customers (for example, the Company is subjected to taxation in an additional jurisdiction, there is a change in the way insurance contracts are interpreted by a court of law, etc.);
(ii) uncertainties and changes in regulatory policy and law (for example, the Company is subjected to insurance regulation in an additional jurisdiction);
(iii) the occurrence of man-made or natural catastrophic events with a frequency or severity exceeding the estimates of the Company; (iv) the uncertainties of the reserving process; (v) loss of the services of any of the Company's executive officers; (vi) the competitive environment in which the Company operates and related pricing weaknesses in some lines of business (for example, insurance price competition has increased the difficulty in attracting and retaining adequately priced business); (vii) changing rates of inflation and other economic conditions; (viii) losses due to foreign currency exchange rate fluctuations; (ix) ability to collect reinsurance recoverables; (x) changes in the availability, cost or quality of reinsurance; (xi) developments in global financial markets that could affect the Company's investment portfolio; (xii) risks associated with the introduction of new products and services; (xiii) increased competition on the basis of pricing, capacity, coverage terms or other factors; (xiv) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xv) the impact of Year 2000 related issues (for example, the impact on the Company's technology systems and underwriting exposures); (xvi) the effects of mergers, acquisitions and divestitures; (xvii) ineffectiveness or obsolescence of the Company's business strategy due to changes in present or future market conditions; and (xviii) the legal environment and social trend.

  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as at their dates.

  The Company is currently working to increase its focus on underwriting profitability in continuing programs. These initiatives may lead to the repricing or discontinuance of poor performing lines of business, reorganization of business units to achieve operating efficiencies and a review of reinsurance programs and exposures. These initiatives could lead to further charges and expense for the Company. The Company's premium growth, underwriting and investment results have been and will continue to be potentially and materially affected by the above factors.


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


Business Operations

  The London Company Market consists of the operations of Terra Nova, the Lloyd's Market includes Markel Capital, which is the corporate capital provider for six Lloyd's syndicates for the 2000 year of account managed by Markel Syndicate Management. Of the six syndicates, Non-Marine Syndicate 702, Marine Syndicate 1009, Motor Syndicate 1228 and Non-Marine Syndicate 1239 are included in the Lloyd's Market segment while Marine Syndicate 329 and Non-Marine Syndicate 1227 are included in Other as they are discontinued lines of business. Markel International's operating units write specialty property, casualty, marine and aviation insurance and reinsurance on a worldwide basis. The majority of Markel International's business comes from the United Kingdom and the United States.

  Discontinued lines of business and non-strategic insurance subsidiaries are included in Other for segment reporting purposes.

Following, is a comparison of gross premium volume by significant underwriting area:

    Three months ended June 30,           Gross Premium Volume              Six months ended June 30,
    2000                  1999           (dollars in thousands)                    2000                1999
-----------------------------------------------------------------------------------------------------------

$38,696               $ 42,884           London Company Market                 $142,408            $207,359
93,276                  87,899               Lloyd's Market                     206,173             188,897
30,992                  42,322                   Other                          104,250             157,797
-----------------------------------------------------------------------------------------------------------
$162,964              $173,105                   Total                         $452,831            $554,053
-----------------------------------------------------------------------------------------------------------


  Gross written premiums decreased 5.9% to $163.0 million in the second quarter of 2000 from $173.1 million written in 1999. In the first six months of 2000, gross written premiums decreased by 18.3% to $452.8 million from $554.1 million in 1999. The decreases are primarily a result of:

(a) A 9.7% decrease in gross written premiums at the London Company Market to $38.7 million in the second quarter of 2000 from $42.9 million in 1999. In the six months ended June 30, 2000, gross written premiums at the London Company Market fell 31.3% to $142.4 million from $207.4 million in 1999. The decrease was predominantly the result of Terra Nova reducing its property writings by 37.6% in the six months to June 30, 2000, compared to 1999. The decrease on the property account arose primarily from Terra Nova reducing its writings on the property pro rata business by 76.5% to $12.7 million in the first six months of 2000 from $54.1 million in 1999 as a consequence of a detailed review of poor performing accounts. In addition, Terra Nova reduced writings on marine and casualty lines to increase its focus on underwriting profitability.

(b) Significant decreases in gross written premiums in discontinued lines due to the closure of Motor Syndicate 554 in the second half of 1999 and the closure of Terra Nova (Bermuda) on April 2, 2000.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

(c) These decreases have been partially offset by a 6.1% and 9.1% increase in gross written premiums at the Lloyd's Market for the three months and six months to June 30, 2000, respectively. The increase is primarily due to Markel Capital increasing its participation on the continuing syndicates to approximately 89% in 2000 compared to approximately 71% in 1999.

   Net written premiums decreased 12.2% to $108.7 million in second quarter of 2000 from $123.9 million in 1999. In the first half of 2000, net written premiums decreased by 18.8% to $350.1 million from $431.1 million in 1999. This reflects the fall in gross written premiums as the retention rates remained at similar levels in both the first half of 2000 and 1999.

   Net earned premiums increased by 9.2% in the second quarter of 2000 to $170.8 million from $156.4 million in 1999. Net earned premiums increased by 9.8% to $325.5million in the first half of 2000 from $296.4 million in 1999. The increase reflects the increased writings in 1999, which were earned in 2000, compared to 1998 writings earned in 1999.

   Following, is a comparison of selected data from the Company's operations:

                                                           Three months ended June 30,       Six months ended June 30,
                                                                 2000            1999            2000              1999
                                                                               (dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------

Gross premium volume                                         $162,964        $173,105       $ 452,831          $554,053
Net written premiums                                          108,690         123,862         350,092           431,105
Net retention                                                      67%             72%             77%               78%
Net earned premiums                                           170,809         156,388         325,545           296,398
Losses and loss adjustment expenses                           150,231         112,631         307,022           201,871
Underwriting, acquisition and insurance expenses               58,279          79,462         156,779           130,119
Underwriting loss                                             (37,701)        (35,705)       (138,256)          (35,592)

GAAP ratios
Loss ratio                                                         88%             72%             94%               68%
Expense ratio                                                      34%             51%             48%               44%
Combined ratio                                                    122%            123%            142%              112%
-----------------------------------------------------------------------------------------------------------------------

   The underwriting loss increased to $37.7 million in the second quarter of 2000 from $35.7 million in 1999. The underwriting loss in 2000 was primarily the result of inadequate pricing, poor underwriting controls on the discontinued lines and portions of the continuing programs and the Company adopting the Markel reserving philosophy of establishing loss reserves that are more likely to prove redundant than deficient. The $35.7 million underwriting loss for the second quarter of 1999 was primarily due to an auto and aviation charge. The underwriting loss for the six months to June 30, 2000, increased to $138.3 million from $35.6 million in 1999. The increased underwriting loss reflects non-recurring transaction related expenses of $58.6 million in the first quarter and $79.7 million of underwriting losses from operations.

   Charges which are expected to be non-recurring include:

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

   The $79.7 million underwriting loss from operations was due to poor performance on both continuing and discontinued lines of business including the closing of Terra Nova (Bermuda) and the adoption of the Markel reserving philosophy.

  The Company is currently working to increase its focus on underwriting profitability in continuing programs. These initiatives may lead to the re-pricing or discontinuance of poor performing lines of business, reorganisation of business units to achieve operating efficiencies and the review of reinsurance programs.

  As a consequence of the above, the Company's combined ratio increased to 142% in the six months to June 30, 2000, compared to 112% in 1999. For the three months to June 30, 2000, and 1999, the combined ratios were 122% and 123%, respectively.

  The Company had a pre-tax loss of $114.2 million in the first half of 2000 compared to pre-tax profit of $33.8 million in 1999. The pre-tax loss of $114.2 million in 2000 was primarily a result of the $138.3 million underwriting loss and merger expenses of $18.4 million being partially offset by $43.2 million and $7.3 million of investment income and realized investment gains, respectively. The pre-tax profit of $33.8 million in 1999 was primarily a result of the $35.6 million underwriting loss being offset by $46.5 million and $31.3 million of investment income and realized investment gains, respectively.

  The Company had a pre-tax loss of $9.1 million in the second quarter of 2000 compared to pre-tax profit of $9.1 million in 1999. The pre-tax loss of $9.1 million in 2000 was primarily a result of the $37.7 million underwriting loss being partially offset by $21.6 million and $11.0 million of investment income and realized investment gains, respectively. The pre-tax profit of $9.1 million in 1999 was primarily a result of the $35.7 million underwriting loss being offset by $23.4 million and $26.3 million of investment income and realized investment gains, respectively.

  The post-tax loss was $4.0 million in the second quarter of 2000 compared to a post-tax profit of $13.2 million in 1999. For the first six months of 2000, the post-tax loss was $86.9 million compared to a post-tax profit of $34.3 million in 1999.

  Shareholders' equity decreased by 36.2% to $283.2 million at June 30, 2000, compared to $444.0 million at December 31, 1999. The decrease of $160.8 million was primarily due to the net loss of $86.9 million; a $75.0 million dividend paid to Markel Corporation on March 28, 2000; and unrealized depreciation of investments after tax of $7.6 million, partially offset by other comprehensive loss and deferred equity compensation movements of $8.9 million.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

PART II - OTHER INFORMATION
---------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits       27 - Financial Data Schedule

b)   Form 8-K

(1) On April 10, 2000, the Company filed a report on Form 8-K reporting under
    Item 1 and Item 7 the change in control of Registrant following the acquisition of the Company by Markel Corporation

(2) On April 21, 2000, and May 5, 2000, the Company filed reports on Form 8-K reporting under Item 4 and Item 7 the change in the Registrant's certifying accountant

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

                                  SIGNATURES
                                  ----------

Under the requirements of the Securities Exchange Act of 1934, the registrant has had this report signed on its behalf by the undersigned who are so authorized.





Date:     August 11, 2000        By:  /s/ JEREMY D. COOKE
          ---------------             -------------------

                                      Jeremy D. Cooke
                                      Chief Operating Officer



Date:     August 11, 2000        By:  /s/ ANDREW J. DAVIES
          ---------------             --------------------

                                      Andrew J. Davies
                                      Finance Director and
                                      Principal Accounting Officer