Form 10-Q
period 2000-09-30
TERRA NOVA BERMUDA HOLDING LTD
filed 2000-11-06
CIK 935937

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

  [X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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


                                Richmond House
                             12 Par La Ville Road
                                 Hamilton NM08
                                    Bermuda
                   ----------------------------------------
                   (Address of principal executive offices)

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

                          YES       X             NO
                              -------------           -----------

The registrant meets the conditions set out in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

The number of registrant's ordinary shares ($5.80 par value) outstanding on November 6, 2000, was 40,002,069.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                           Page No.
                                                                                           --------
     Part I - FINANCIAL INFORMATION
     ------------------------------
Item 1.          Financial Statements:

                 Consolidated Balance Sheets
                   September 30, 2000 (Unaudited) and December 31, 1999 (Audited)              2

                 Consolidated Statements of Operations (Unaudited)
                   Three months ended September 30, 2000 and 1999
                   Nine months ended September 30, 2000 and 1999                               3

                 Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
                   Three months ended September 30, 2000 and 1999
                   Nine months ended September 30, 2000 and 1999                               4

                 Consolidated Statements of Shareholders' Equity (Unaudited)
                   Nine months ended September 30, 2000 and 1999                               5

                 Consolidated Statements of Cash Flows (Unaudited)
                   Nine months ended September 30, 2000 and 1999                               6

                 Notes to the Interim Consolidated Financial Statements (Unaudited)            7


Item 2.          Management's Discussion of Results of Operations                             12

     Part II - OTHER INFORMATION
     ---------------------------

Item 6.          Exhibits and Reports on Form 8-K                                             16

Signatures                                                                                    17

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             (dollars in thousands)

                                                                        At September 30,             At December 31,
                                                                             2000                         1999
                                                                          (Unaudited)                   (Audited)
                                                                      ------------------           ------------------
ASSETS
Investments available for sale, at fair value:
Fixed maturities:
Bonds (amortized cost $1,140,715 and $1,321,888, respectively)                $1,134,469                   $1,306,110
Common stocks (cost $61,107 and $98,335, respectively)                            72,845                      109,900
                                                                      ------------------           ------------------
Total investments                                                              1,207,314                    1,416,010

Cash and cash equivalents                                                         84,891                       74,798
Accrued investment income                                                         23,422                       27,607
Insurance balances receivable                                                    143,314                      121,094
Reinsurance recoverable on paid losses                                            78,575                       62,162
Reinsurance recoverable on unpaid losses                                         391,776                      346,483
Accrued premium income                                                           206,180                      238,230
Prepaid reinsurance premiums                                                      77,360                       97,771
Deferred acquisition costs                                                        80,302                       99,683
Income taxes recoverable                                                           7,303                        4,422
Deferred income taxes                                                             56,694                       31,820
Other assets                                                                      97,261                      111,620
                                                                      ------------------           ------------------
Total assets                                                                  $2,454,392                   $2,631,700
                                                                      ==================           ==================

LIABILITIES
Unpaid losses and loss adjustment expenses                                    $1,412,712                   $1,409,968
Unearned premiums                                                                432,864                      468,178
Insurance balances payable                                                        81,112                       53,853
Long-term debt                                                                   175,000                      175,000
Other liabilities                                                                 63,262                       80,691
                                                                      ------------------           ------------------
Total liabilities                                                              2,164,950                    2,187,690
                                                                      ------------------           ------------------

SHAREHOLDERS' EQUITY
Common shares
"A" ordinary shares, 75,000,000 authorized, $5.80 par value
(40,002,069 issued and outstanding; 1999: 24,348,192)                            232,012                      141,219
"B" ordinary shares, convertible, 10,000,000 authorized, $5.80 par value
(nil issued and outstanding; 1999: 1,796,217)                                          -                       10,418
Stock held in Trust, at cost                                                           -                      (16,787)
Deferred equity compensation                                                           -                        7,564
Additional capital                                                                34,153                      113,855
Retained earnings                                                                 27,798                      195,163
Accumulated other comprehensive loss                                              (4,521)                      (7,422)
                                                                      ------------------           ------------------
Total shareholders' equity                                                       289,442                      444,010
                                                                      ------------------           ------------------

Total liabilities and shareholders' equity                                    $2,454,392                   $2,631,700
                                                                      ==================           ==================


    See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                             (dollars in thousands)

                                                       Three months ended            Nine months ended
                                                         September 30,                September 30,
                                                     2000            1999           2000          1999
                                                  ---------        --------      ---------      --------

Revenues
Net written premiums                               $ 93,298        $125,091      $ 443,390      $556,196
Decrease (increase) in unearned premiums             38,151          37,882         13,604       (96,825)
                                                  ---------        --------      ---------      --------
Net earned premiums                                 131,449         162,973        456,994       459,371
Net investment income                                21,162          23,289         64,409        69,745
Realized net capital gains (losses) on sales of
  investments                                           373          (1,654)         7,676        29,626
                                                  ---------        --------      ---------      --------
Total revenues                                      152,984         184,608        529,079       558,742
                                                  ---------        --------      ---------      --------

Expenses
Losses and loss adjustment expenses, net            109,196         112,063        416,218       313,934
Acquisition costs                                    44,692          55,597        184,532       170,665
Other operating expenses                              4,611           4,444         17,423        16,966
Foreign exchange gains                               (1,428)           (989)        (4,343)         (408)
Interest expense                                      3,100           3,100          9,300         9,300
Agency contribution                                  (1,192)         (1,325)        (2,342)       (1,574)
Other expenses                                        2,480           1,566         12,556         5,947
Merger expenses                                           -               -         18,416             -
                                                  ---------        --------      ---------      --------
Total expenses                                      161,459         174,456        651,760       514,830
                                                  ---------        --------      ---------      --------

(Loss) income from operations before income tax      (8,475)         10,152       (122,681)       43,912
Income tax benefit                                   (3,045)         (1,816)       (30,316)       (2,355)
                                                  ---------        --------      ---------      --------
Net (loss) income                                  $ (5,430)       $ 11,968      $ (92,365)     $ 46,267
                                                  =========        ========      =========      ========

    See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                                  (Unaudited)
                             (dollars in thousands)

                                            Three months ended           Nine months ended
                                               September 30,               September 30,
                                             2000         1999          2000          1999
                                           -------      --------      --------      --------
Net (loss) income                          $(5,430)     $ 11,968      $(92,365)     $ 46,267
                                           -------      --------      --------      --------

Other comprehensive income (loss):

Unrealized appreciation (depreciation) of
  investments before tax                    19,601       (23,499)       19,568       (79,172)
Tax (expense) benefit                       (4,534)        3,271        (4,984)       14,766
                                           -------      --------      --------      --------
Unrealized appreciation (depreciation) of
  investments after tax                     15,067       (20,228)       14,584       (64,406)
                                           -------      --------      --------      --------

Less:
Reclassification adjustment for (gains)
 losses included in net income (loss)
 before tax                                   (373)        1,654        (7,676)      (29,626)
Tax (benefit) expense                          425          (248)          659         6,755
                                           -------      --------      --------      --------
Reclassification adjustment for gains
  included in net income (loss) after tax       52         1,406        (7,017)      (22,871)
                                           -------      --------      --------      --------

Currency translation adjustments            (3,480)       (1,188)       (4,666)       (1,478)
                                           -------      --------      --------      --------

Other comprehensive income (loss)           11,639       (20,010)        2,901       (88,755)
                                           -------      --------      --------      --------
Comprehensive income (loss)                $ 6,209      $ (8,042)     $(89,464)     $(42,488)
                                           =======      ========      ========      ========


    See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                             (dollars in thousands)

                                                                    Nine months ended September 30,
                                                                         2000             1999
                                                                      ---------         --------
Common "A" shares:
Balance, beginning of period                                          $ 141,219         $140,202
Cancellation of shares                                                 (141,207)               -
Issue of shares                                                         232,000                -
Exercise of stock options                                                     -            1,016
                                                                      ---------         --------
Balance, end of period                                                  232,012          141,218
                                                                      ---------         --------

Common "B" shares:
Balance, beginning of period                                             10,418           10,418
Cancellation of shares                                                  (10,418)               -
                                                                      ---------         --------
Balance, end of period                                                        -           10,418
                                                                      ---------         --------

Stock held in Trust, at cost:
Balance, beginning of period                                            (16,787)         (12,900)
Exercise of stock options                                                 1,046                -
Cancellation of stock held in Trust                                      15,741                -
Repurchased during the period                                                 -           (3,887)
                                                                      ---------         --------
Balance, end of period                                                        -          (16,787)
                                                                      ---------         --------

Deferred equity compensation:
Balance, beginning of period                                              7,564            4,623
Exercise of stock options                                                (4,839)               -
Stock option compensation expense                                         9,850            3,075
Transfer to additional capital                                          (12,575)               -
                                                                      ---------         --------
Balance, end of period                                                        -            7,698
                                                                      ---------         --------

Additional capital:
Balance, beginning of period                                            113,855          111,727
Exercise of stock options                                                 3,838            2,129
Cancellation of shares                                                  (80,374)               -
Cancellation of stock held in Trust                                     (15,741)               -
Transfer from deferred equity compensation                               12,575                -
                                                                      ---------         --------
Balance, end of period                                                   34,153          113,856
                                                                      ---------         --------

Retained earnings:
Balance, beginning of period                                            195,163          236,292
Net (loss) income                                                       (92,365)          46,267
Dividends paid on ordinary shares                                       (75,000)          (4,693)
                                                                      ---------         --------
Balance, end of period                                                   27,798          277,866
                                                                      ---------         --------

Accumulated other comprehensive loss:
Balance, beginning of period                                             (7,422)          80,500
Unrealized appreciation (depreciation)
 of investments, net of tax                                               7,567          (87,277)
Currency translation adjustments                                         (4,666)          (1,478)
                                                                      ---------         --------
Balance, end of period                                                   (4,521)          (8,255)
                                                                      ---------         --------
                                                                      ---------         --------
Total shareholders' equity                                            $ 289,442         $526,014
                                                                      =========         ========

    See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                                 Nine months ended
                                                                                    September 30,
                                                                             2000                  1999
                                                                          ---------             ---------
Cash flows from operating activities:
Net (loss) income                                                         $ (92,365)            $  46,267

Adjustments to reconcile net (loss) income to net cash and cash equivalents (used in) provided by operating activities:
Amortization of goodwill                                                      2,845                 3,184
Bad debt expenses                                                             1,630                     -
Stock option compensation expense                                            10,063                 2,756
Realized net capital gains                                                   (7,676)              (29,627)
Change in unpaid losses and loss adjustment expenses                         29,575                19,824
Change in unearned premiums and prepaid reinsurance                         (14,903)               80,555
Change in insurance balances payable                                         27,260                37,501
Change in insurance balances receivable, accrued premium income
  and reinsurance recoverable on paid and unpaid losses                     (50,555)             (118,824)
Change in deferred acquisition costs                                         19,381               (25,781)
Change in accrued investment income                                           4,185                 2,617
Change in current and deferred income taxes                                 (29,488)               (5,856)
Change in other assets and liabilities, net                                   2,011                (1,786)
                                                                          ---------             ---------
Total adjustments                                                            (5,672)              (35,437)
                                                                          ---------             ---------
Net cash and cash equivalents (used in) provided by
 operating activities                                                       (98,037)               10,830
                                                                          ---------             ---------

Cash flows from investing activities:
Proceeds of fixed maturities matured                                         24,200                 9,170
Proceeds of fixed maturities sold                                           439,910               274,831
Proceeds of equity securities sold                                           88,646               152,533
Purchase of fixed maturities                                               (318,088)             (240,684)
Purchase of equity securities                                               (45,043)             (154,134)
Acquisition of capacity at Lloyd's                                           (5,743)                    -
                                                                          ---------             ---------
Net cash and cash equivalents provided by investing activities              183,882                41,716
                                                                          ---------             ---------

Cash flows from financing activities:
Ordinary dividends paid to shareholders                                     (75,000)               (4,694)
Repurchases of stock                                                              -                (3,887)
Proceeds from exercise of stock options                                          46                 3,145
                                                                          ---------             ---------
Net cash and cash equivalents used in financing activities                  (74,954)               (5,436)
                                                                          ---------             ---------
Change in cash and cash equivalents                                          10,891                47,110
Exchange on foreign currency cash balances                                     (798)                  (18)
Cash and cash equivalents at beginning of period                             74,798                40,394
                                                                          ---------             ---------
Cash and cash equivalents at end of period                                $  84,891             $  87,486
                                                                          =========             =========

Supplemental disclosure of cash flow information
Income taxes (repaid) paid                                                $  (3,603)            $     250
                                                                          =========             =========
Interest paid                                                             $   8,900             $   8,900
                                                                          =========             =========


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

  The Company cedes reinsurance to and assumes reinsurance from Lloyd's of London ("Lloyd's") syndicates. At September 30, 2000, the aggregate exposure on reinsurance ceded to Lloyd's syndicates for continuing operations, including estimated reinsurance recoveries for losses incurred but not reported, was approximately $104 million.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

(a)  Net written premiums are comprised of the following:

                                       Three months ended                   Nine months ended
                                          September 30,                       September 30,
                                       2000          1999                  2000          1999
                                     ----------------------             -----------------------
                                                        (dollars in thousands)
Direct business                      $124,204      $120,680             $ 433,602     $ 453,430
Reinsurance assumed                     5,209        35,522               148,642       256,825
Reinsurance ceded                     (36,115)      (31,111)             (138,854)     (154,059)
                                      -------       -------              --------      --------
Net written premiums                 $ 93,298      $125,091             $ 443,390     $ 556,196
                                     ========      ========             =========     =========

(b)  Net earned premiums are comprised of the following:

                                        Three months ended                 Nine months ended
                                           September 30,                     September 30,
                                       2000          1999                  2000          1999
                                     ----------------------             -----------------------
                                                        (dollars in thousands)
Direct business                      $143,967      $137,086             $ 428,414     $ 335,599
Reinsurance assumed                    48,056        68,608               177,204       237,137
Reinsurance ceded                     (60,574)      (42,721)             (148,624)     (113,365)
                                      -------       -------              --------      --------
Net earned premiums                  $131,449      $162,973             $ 456,994     $ 459,371
                                     ========      ========             =========     =========

(c)  Losses and loss adjustment expenses, net, are comprised of the following:

                                             Three months ended               Nine months ended
                                               September 30,                    September 30,
                                            2000          1999                2000         1999
                                          ----------------------           ----------------------
                                                           (dollars in thousands)
Losses and loss adjustment expenses       $150,787      $132,140           $ 653,643     $411,488
Reinsurance ceded                          (41,591)      (20,077)           (237,425)     (97,554)
                                           -------       -------           ---------     --------
Losses and loss adjustment expenses, net  $109,196      $112,063           $ 416,218     $313,934
                                          ========      ========           =========     ========


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

  The Company does not allocate assets to the operating divisions for management reporting purposes. The total investment portfolio and cash and cash equivalents are allocated to the Investing operating segment. The Company does not allocate capital expenditure for long-lived assets to any of its operating segments for management reporting purposes.

(a)  Following is a summary of segment disclosures:

                                                Segment Revenues
--------------------------------------------------------------------------------------------------------------
     Three months ended September 30,                                     Nine months ended September 30,
------------------------------------------                         -------------------------------------------
           2000                       1999   (dollars in thousands)              2000                     1999
---------------       --------------------                         ------------------       ------------------
       $ 34,221                   $ 57,976   London Company Market           $141,660                 $198,001
         74,170                     44,363   Lloyd's Market                   178,557                   93,833
         21,535                     21,636   Investing                         72,085                   99,372
         23,058                     60,633   Other                            136,777                  167,536
---------------       -------------------                          ------------------       ------------------
       $152,984                   $184,608   Total                           $529,079                 $558,742
===============       ====================                         ==================       ==================

                                   Segment (Loss) Profit
-------------------------------------------------------------------------------------------
Three months ended September 30,                            Nine months ended September 30,
--------------------------------                         ----------------------------------
           2000             1999   (dollars in thousands)            2000              1999
---------------         --------                         -----------------        ---------
      $ (6,221)          $(4,684)  London Company Market         $(71,493)         $  3,787
       (10,666)           (1,183)  Lloyd's Market                 (37,155)           (5,419)
         21,535           21,636   Investing                       72,085            99,372
        (9,062)           (1,517)  Other                          (55,557)          (41,344)
---------------         --------                         -----------------        ---------
      $ (4,414)          $14,252   Total                         $(92,120)         $ 56,396
===============         ========                         =================        =========

                                                Combined Ratio
---------------------------------------------------------------------------------------------------------------
     Three months ended September 30,                                           Nine months ended September 30,
------------------------------------------                                      -------------------------------
     2000                             1999                                            2000                 1999
---------------                   --------                                      ----------              -------
      118%                             108%  London Company Market                     150%                  98%
      114%                             103%  Lloyd's Market                            121%                 106%
        -                                -   Investing                                   -                    -
      139%                             102%  Other                                     141%                 125%
    -----                         --------                                      ----------              -------
      120%                             105%  Total                                     136%                 109%
    =====                         ========                                      ==========              =======

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

                                                   Segment Assets
--------------------------------------------------------------------------------------------------------------------
                                                                                       At September 30,
                                                                        --------------------------------------------
                                                                                      2000                      1999
                                                                        ------------------        ------------------
                                                                                    (dollars in thousands)

London Company Market                                                           $        -                $        -
Lloyd's Market                                                                           -                         -
Investing                                                                        1,292,205                 1,497,336
Unallocated assets                                                               1,162,187                 1,110,406
                                                                        ------------------        ------------------
Total                                                                           $2,454,392                $2,607,742
                                                                        ==================        ==================

(b) The following summary reconciles segment (loss) profit to the Company's consolidated financial statements:

     Three months ended September 30,                                                 Nine months ended September 30,
------------------------------------------                                    ---------------------------------------------
           2000                       1999        (dollars in thousands)                    2000                       1999
---------------       --------------------                                    ------------------         ------------------
       $(4,414)                    $14,252   Segment (loss) profit                     $ (92,120)                   $56,396
                                             Reconciling items:
        (3,100)                     (3,100)  Interest expense                             (9,300)                    (9,300)
              -                          -   Merger expenses                             (18,416)                         -
          (961)                     (1,000)  Amortization expense                         (2,845)                    (3,184)
---------------       --------------------                                    ------------------         ------------------
       $(8,475)                    $10,152   Net (loss) income before tax              $(122,681)                   $43,912
===============       ====================                                    ==================         ==================


5. Summarized Financial Information for Markel International plc ("Markel International")

  Markel International changed its name from Terra Nova Insurance (UK) Holdings plc on April 20, 2000. Markel International's summarized consolidated balance sheet information as at September 30, 2000, and December 31, 1999, and summarized consolidated statement of operations information for the nine months ended September 30, 2000, and 1999, is set out below.

  Markel International is the issuer of $75 million 7.2% Senior Notes due 2007 and $100 million 7.0% Senior Notes due 2008. The Senior Notes are guaranteed fully and unconditionally by the Company.

                                                                             September 30,        December 31,
                                                                                 2000                1999
                                                                           ---------------       -------------
                                                                                    (dollars in thousands)
Investments and cash                                                           $  829,793          $  803,070
Reinsurance recoverable on unpaid losses                                          549,760             530,102
Accrued premium income                                                            187,755             215,225
Other assets                                                                      469,031             485,555
                                                                           --------------        ------------
Total assets                                                                   $2,036,339          $2,033,952
                                                                           ==============        ============

Unpaid losses and loss adjustment expenses                                     $1,309,591          $1,291,312
Unearned premiums                                                                 423,102             446,224
Long-term debt                                                                    175,000             175,000
Other liabilities                                                                  95,411              88,071
                                                                           --------------        ------------

Total liabilities                                                               2,003,104           2,000,607
                                                                           --------------        ------------
Total shareholders' equity                                                         33,235              33,345
                                                                           --------------        ------------
Total liabilities and shareholders' equity                                     $2,036,339          $2,033,952
                                                                           ==============        ============

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

                                                                           Nine months ended September 30,
                                                                              2000                  1999
                                                                          ----------             ---------
                                                                               (dollars in thousands)
Net earned premiums                                                        $ 426,019              $413,690
Net investment income                                                         38,785                40,763
Realized investment gains                                                      2,192                22,108
Foreign exchange gains                                                         4,110                   450
Agency income                                                                  8,899                 9,702
                                                                          ----------             ---------
Total revenues                                                               480,005               486,713
                                                                          ----------             ---------
Underwriting costs and expenses                                              589,545               499,657
                                                                          ----------             ---------
Loss from operations before income tax                                      (109,540)              (12,944)
                                                                          ----------             ---------
Net loss                                                                   $ (79,225)             $(10,589)
                                                                          ==========             =========

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

  The Company has identified certain factors that could cause actual plans or results to differ substantially from those included in any forward-looking statements. These risk factors include, but are not limited to, the following:
(i) uncertainties and changes in government policy and law (both statute and case law) with respect to the Company, its brokers or customers (for example, the Company is subjected to taxation in an additional jurisdiction, there is a change in the way insurance contracts are interpreted by a court of law, etc.);
(ii) uncertainties and changes in regulatory policy and law (for example, the Company is subjected to insurance regulation in an additional jurisdiction);
(iii) the occurrence of man-made or natural catastrophic events with a frequency or severity exceeding the estimates of the Company; (iv) the uncertainties of the reserving process; (v) changing rates of inflation and other economic conditions; (vi) losses due to foreign currency exchange rate fluctuations;
(vii) ability to collect reinsurance recoverables; (viii) changes in the availability, cost or quality of reinsurance; (ix) developments in global financial markets that could affect the Company's investment portfolio; (x) risks associated with the introduction of new products and services; (xi) increased competition on the basis of pricing, capacity, coverage terms or other factors; (xii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xiii) the impact of Year 2000 related issues on the Company's underwriting exposures; (xiv) the effects of mergers, acquisitions and divestitures; (xv) ineffectiveness or obsolescence of the Company's business strategy due to changes in present or future market conditions; and (xvi) the legal environment and social trends.

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


The Company

  The following is a summary explanation of the material changes in the Company's revenue and expenses. All references to the "Company" are to Terra Nova (Bermuda) Holdings Ltd. and all of its direct and indirect subsidiaries, including Markel International plc ("Markel International"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Compagnie de Reassurance d'Ile de France ("Corifrance"), Markel Syndicate Management Limited ("Markel Syndicate Management") and Markel Capital Limited ("Markel Capital"). On April 20, 2000, Markel International changed its name from Terra Nova Insurance (UK) Holdings plc, Markel Syndicate Management changed its name from Octavian Syndicate Management Limited and Markel Capital changed its name from Terra Nova Capital Limited. This discussion should be read with the audited consolidated financial statements of the Company as of December 31, 1999.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

Business Operations

  The London Company Market consists of the operations of Terra Nova. The Lloyd's Market includes Markel Capital, which is the corporate capital provider for six Lloyd's syndicates for the 2000 year of account managed by Markel Syndicate Management. Of the six syndicates, Non-Marine Syndicate 702, Marine Syndicate 1009, the continuing lines of Motor Syndicate 1228 and Non-Marine Syndicate 1239 are included in the Lloyd's Market segment while Marine Syndicate 329, Non-Marine Syndicate 1227 and the discontinued lines of Motor Syndicate 1228 are included in Other as they are discontinued lines of business. Markel International's operating units write specialty property, casualty, marine and aviation insurance and reinsurance on a worldwide basis. The majority of Markel International's business comes from the United Kingdom and the United States.

  Discontinued lines of business and non-strategic insurance subsidiaries are included in Other for segment reporting purposes.

  Following, is a comparison of gross premium volume by significant underwriting area:

    Three months ended September 30,             Gross Premium Volume                 Nine months ended September 30,
     2000                           1999                                                  2000                1999
-----------------------------------------------------------------------------------------------------------------------
                                                (dollars in thousands)
 $ 12,533                         $ 32,916         London Company Market                $154,941            $240,275
  110,906                           58,433            Lloyd's Market                     318,951             205,446
    5,974                           64,853                 Other                         108,352             264,534
-----------------------------------------------------------------------------------------------------------------------
 $129,413                         $156,202                 Total                        $582,244            $710,255
-----------------------------------------------------------------------------------------------------------------------


  Gross written premiums decreased 17.2% to $129.4 million in the third quarter of 2000 from $156.2 million written in 1999. In the first nine months of 2000, gross written premiums decreased by 18.0% to $582.2 million from $710.3 million in 1999. The decreases are primarily a result of:

(a) A 62% decrease in gross written premiums at the London Company Market to $12.5 million in the third quarter of 2000 from $32.9 million in 1999. In the nine months ended September 30, 2000, gross written premiums at the London Company Market fell 35.5% to $154.9 million from $240.3 million in 1999. The decrease was predominantly the result of Terra Nova reducing its property writings by 45.0% in the nine months to September 30, 2000, compared to 1999. The decrease on the property account arose primarily from Terra Nova reducing its writings on the property pro rata business by 76.6% to $13.3 million in the first nine months of 2000 from $56.8 million in 1999 as a consequence of a detailed review of poor performing accounts. In addition, Terra Nova reduced writings on marine and casualty lines to increase its focus on underwriting profitability.

(b) Significant decreases in gross written premiums in discontinued lines due to the closure of Motor Syndicate 554 in the second half of 1999, the closure of Terra Nova (Bermuda) on April 2, 2000, and the decision to cease underwriting at Marine Syndicate 329 and Non Marine Syndicate 1227 in the third quarter of 2000.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

(c) These decreases have been partially offset by a 89.8% and 55.2% increase in gross written premiums at the Lloyd's Market for the three months and nine months to September 30, 2000, respectively. The increase is primarily due to Markel Capital increasing its participation on the continuing syndicates to approximately 89% in 2000 compared to approximately 71% in 1999 and increased writings at Non Marine Syndicate 702 and Marine and Aviation Syndicate 1009. The increased writings at Non Marine Syndicate 702 primarily arose on certain professional indemnity classes. The increased writings at Marine and Aviation Syndicate 1009 is a consequence of the syndicate writing $26.3 million of aviation business in 2000. In 1999, aviation business was written by Aviation Syndicate 959 which was merged into Syndicate 1009 for 2000.

   Net written premiums decreased 25.4% to $93.3 million in the third quarter of 2000 from $125.1 million in 1999. In the first nine months of 2000, net written premiums decreased by 20.3% to $443.4 million from $556.2 million in 1999. This reflects the fall in gross written premiums as the retention rates remained at similar levels in both the first nine months of 2000 and 1999.

   Net earned premiums decreased by 19.3% in the third quarter of 2000 to $131.5 million from $163.0 million in 1999. Net earned premiums decreased by 0.5% to $457.0 million in the first nine months of 2000 from $459.4 million in 1999.
The decrease reflects the decreased writings in 2000.

   Following, is a comparison of selected data from the Company's operations:

                                                        Three months ended September 30,  Nine months ended September 30,
                                                               2000              1999            2000              1999
-----------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Gross premium volume                                       $129,413          $156,202       $ 582,244          $710,255
Net written premiums                                         93,298           125,091         443,390           556,196
Net retention                                                    72%               80%             76%               78%
Net earned premiums                                         131,449           162,973         456,994           459,371
Losses and loss adjustment expenses                         109,196           112,063         416,218           313,934
Underwriting, acquisition and insurance expenses             48,204            58,291         204,981           188,410
Underwriting loss                                           (25,950)           (7,381)       (164,204)          (42,973)

GAAP ratios
Loss ratio                                                       83%               69%             91%               68%
Expense ratio                                                    37%               36%             45%               41%
-----------------------------------------------------------------------------------------------------------------------
Combined ratio                                                  120%              105%            136%              109%
-----------------------------------------------------------------------------------------------------------------------

   The underwriting loss increased to $26.0 million in the third quarter of 2000 from $7.4 million in 1999. The underwriting loss in 2000 was primarily the result of inadequate pricing, poor underwriting controls on the discontinued lines and portions of the continuing programs. The underwriting loss for the nine months to September 30, 2000, increased to $164.2 million from $43.0 million in 1999. The increased underwriting loss reflects non-recurring transaction related expenses of $58.6 million in the first quarter and $105.6 million of underwriting losses from operations.

   Charges which are expected to be non-recurring include:

(a) A $36.5 million charge against deferred acquisition costs due to poor experience on property business and certain marine, casualty and auto lines.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

(b) $19.6 million of reserve strengthening required on property, casualty and auto accounts.

(c)  A $2.5 million charge to record liabilities under an operating lease.

   The $105.6 million underwriting loss from operations was due to poor performance on both continuing and discontinued lines of business including the closing of Terra Nova (Bermuda) and the adoption of the Markel reserving philosophy.

  The Company is currently working to increase its focus on underwriting profitability in continuing programs. These initiatives may lead to the re-pricing or discontinuance of poor performing lines of business, reorganisation of business units to achieve operating efficiencies and the review of reinsurance programs.

  As a consequence of the above, the Company's combined ratio increased to 136% in the nine months to September 30, 2000, compared to 109% in 1999. For the three months to September 30, 2000, and 1999, the combined ratios were 120% and 105%, respectively.

  The Company had a pre-tax loss of $122.7 million in the first nine months of 2000 compared to pre-tax profit of $43.9 million in 1999. The pre-tax loss of $122.7 million in 2000 was primarily a result of the $164.2 million underwriting loss and merger expenses of $18.4 million being partially offset by $64.4 million and $7.7 million of investment income and realized investment gains, respectively. The pre-tax profit of $43.9 million in 1999 was primarily a result of the $43.0 million underwriting loss being offset by $69.7 million and $29.6 million of investment income and realized investment gains, respectively.

  The Company had a pre-tax loss of $8.5 million in the third quarter of 2000 compared to pre-tax profit of $10.2 million in 1999. The pre-tax loss of $8.5 million in 2000 was primarily a result of the $26.0 million underwriting loss being partially offset by $21.2 million and $0.4 million of investment income and realized investment gains, respectively. The pre-tax profit of $10.2 million in 1999 was primarily a result of the $7.4 million underwriting loss being offset by $23.3 million and $1.7 million of investment income and realized investment losses, respectively.

  The post-tax loss was $5.4 million in the third quarter of 2000 compared to a post-tax profit of $12.0 million in 1999. For the first nine months of 2000, the post-tax loss was $92.4 million compared to a post-tax profit of $42.3 million in 1999.

  Shareholders' equity decreased by 34.8% to $289.4 million at September 30, 2000, compared to $444.0 million at December 31, 1999. The decrease of $154.6 million was primarily due to the net loss of $92.4 million and a $75.0 million dividend paid to Markel Corporation on March 28, 2000, partially offset by unrealized appreciation of investments after tax of $7.6 million and other comprehensive loss and deferred equity compensation movements of $5.4 million.

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





Date:   November 6, 2000        By:  /s/JEREMY D. COOKE
        ----------------             ------------------
                                     Jeremy D. Cooke
                                     Chief Operating Officer



Date:   November 6, 2000        By:  /s/ANDREW J. DAVIES
        ----------------             -------------------
                                     Andrew J. Davies
                                     Finance Director and
                                     Principal Accounting Officer