Form 10-K405
period 2000-12-31
TERRA NOVA BERMUDA HOLDING LTD
filed 2001-03-30
CIK 935937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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


         Richmond House, 12 Par-la-Ville Road, Hamilton NM08, Bermuda
             (Address of principal executive offices)  (Zip code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The registrant meets the conditions set out in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.

     The number of registrant's ordinary shares ($5.80 par value) outstanding as of March 30, 2001 was 40,002,069.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.

                              INDEX TO FORM 10-K


                                                                                                            Page
                                                          PART I

Item 1.     Business                                                                                          3

Item 2.     Properties                                                                                        8

Item 3.     Legal Proceedings                                                                                 8

Item 4.     Submission of Matters to a Vote of Security Holders (1)                                           -

                                                         PART II

Item 5.     Market for the Registrant's Common Equity and Related Shareholder Matters                         8

Item 6.     Selected Financial Data for the five years ended December 31, 2000 (2)                            -

Item 7.     Management's Narrative Analysis of Results of Operations (2)                                      8

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk                                        10

Item 8.     Financial Statements                                                                             12

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             38

                                                         PART III

Item 10.    Directors and Executive Officers of the Registrant (1)                                            -

Item 11.    Executive Compensation (1)                                                                        -

Item 12.    Security Ownership of Certain Beneficial Owners and Management (1)                                -

Item 13.    Certain Relationships and Related Transactions (1)                                                -

                                                         PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                                  39

            Index to Exhibits                                                                                43

(1)  Omitted pursuant to General Instruction I(2)(c) of Form 10-K
(2)  Omitted  or reduced pursuant to General Instruction I(2)(a) of Form 10-K

                                    PART I
                                    ------

ITEM 1 - BUSINESS

Safe Harbor Statement

     This is a Safe Harbor statement under the Private Securities Litigation Reform Act of 1995. Certain statements contained herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements may be identified by the use of terms such as believes, expects, estimate, may, intends, plan, will, should or anticipates or the negative thereof or similar expressions, or by discussions of strategy. The Company has based the forward-looking statements on current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about the Company, including: (i) uncertainties and changes in government policy, regulatory policy, statutory law or case law with respect to the Company, brokers or customers which can impede the Company's ability to charge adequate rates and efficiently allocate capital; (ii) the occurrence of man-made or natural catastrophic events; (iii) the occurrence of significant changes in products or adverse changes in market conditions; (iv) changing legal or social trends and the inherent uncertainties of the reserving process, including potential underwriting exposure to Year 2000 claims; (v) loss of the services of any of the Company's executive officers; (vi) initiatives underway at the Company to reorganize business units and to evaluate reinsurance programs and exposures that could lead to additional charges and expense; (vii) that the Company will make steady progress towards underwriting profitability; (viii) the impact of United States tax laws on the Company; (ix) changes in inflation rates and other economic conditions; (x) losses due to foreign currency exchange rate fluctuations; (xi) ability to collect reinsurance recoverables; (xii) changes in the availability, cost or quality of reinsurance; (xiii) developments in domestic and international financial markets that could affect the Company's investment portfolios; (xiv) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; and (xv) the effects of mergers, acquisitions and divestitures.

     The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. In the light of these risks, uncertainties and assumptions, the forward-looking events discussed herein might not occur. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as at their dates.

Overview of the Company

     All references to the "Company" are to Terra Nova (Bermuda) Holdings Ltd. and all of its direct and indirect subsidiaries, including Markel International Limited ("Markel International"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Compagnie de Reassurance d'Ile de France ("Corifrance"), Markel Syndicate Management Limited ("Markel Syndicate Management") and Markel Capital Limited ("Markel Capital"). On April 20, 2000, Markel International changed its name from Terra Nova Insurance (UK) Holdings plc, Markel Syndicate Management changed its name from Octavian Syndicate Management Limited and Markel Capital changed its name from Terra Nova Capital Limited. On November 3, 2000, Markel International was re-registered as a private limited company. Accordingly, the name was changed to Markel International Limited and the status of the company changed to private with effect from that date.

     On March 24, 2000, the Company was acquired by Markel Corporation ("Markel") for total consideration of approximately $658 million. Markel issued approximately 1.75 million common shares and contingent value rights and paid approximately $325 million in cash to the Company's shareholders in the transaction. The Company's $175 million of debt remained outstanding.

Terra Nova

     Terra Nova is authorized in the United Kingdom to transact all classes of insurance business and underwrites business on both a direct and reinsurance basis covering property, casualty, accident and health and marine risks. Terra Nova's business is written internationally with approximately 55% of its writings coming from the United States. In addition Terra Nova writes excess and surplus lines property and automobile physical damages coverages in the United States. Coverage is also provided for crop, boiler and machinery, credit, surety, political risks exposure, theft, fidelity and crime as well as other miscellaneous lines such as contingency.

     Property treaty reinsurance includes excess of loss, stop loss, aggregate excess and proportional coverage. A significant proportion of Terra Nova's excess of loss catastrophe and per risk treaty business comes from the United States and loss exposure is balanced by widely spread international property treaties.

     Terra Nova's casualty account includes treaty reinsurance for errors and omissions, directors and officers, medical malpractice and general liability risks as well as excess and surplus lines liability coverages often written in conjunction with property risks. Professional groups covered include architects, engineers, accountants, lawyers and insurance intermediaries.

     Terra Nova is approved to underwrite excess and surplus lines insurance in almost every state of the United States and has also gained accreditation in various states under statutes providing for accreditation of non-U.S. reinsurers. As at March 30, 2001, Terra Nova was accredited as a reinsurer in forty-five jurisdictions of the United States and had an application for approval pending in a further three. Terra Nova is also licensed to transact non-marine reinsurance in Canada through its branch office in Toronto. During 2000, Terra Nova closed its branch office in Brussels.

     Marine insurance is transacted both on a direct and a reinsurance basis and includes cargo, specie, protection and indemnity ("P&I") and liability.

Markel Capital

     Through Markel Capital, the Company participates in the Lloyd's syndicates managed by Markel Syndicate Management. For the 2000 underwriting year, Markel Syndicate Management managed six syndicates and had $509.2 million aggregate underwriting capacity net of commission, of which $453.5 million or 89% was provided through Markel Capital. For the 2001 underwriting year, Markel Syndicate Management manages four syndicates with $405.0 million of capacity all of which is provided through Markel Capital.

     The Markel Syndicate Management syndicates for the 2000 underwriting year were as follows:

------------------------------------------------------------------------------------------------------------------------------
  Syndicate          2000        Company's share of
   number          Capacity        2000 capacity                                      Products
------------------------------------------------------------------------------------------------------------------------------
                (dollars in millions)     %

     329            $ 60.0              82.0%          Marine hull, war/political risks, cargo & specie, P&I, energy

     702            $135.0              78.7%          Professional indemnity, crime, legal expenses, property, personal accident, employers' liability/public liability

    1009            $120.0              86.6%          Energy, liability, hull, war, specie, cargo, excess of loss, onshore property, aviation hull liability, aviation products and ground liability

    1227            $ 49.5             100.0%          Reinsurance of orphan syndicates, property direct & facultative, financial institutions business, contingency, U.S. property/casualty packages

    1228            $ 93.7             100.0%          Private auto, commercial auto, U.K. and overseas contracts auto, household & commercial property

    1239            $ 51.0             100.0%          Property, financial institutions, casualty, personal accident, contingency
------------------------------------------------------------------------------------------------------------------------------

     Syndicate 959 ceased writing new business by the end of 1999 and was merged into Syndicate 1009 for the 2000 underwriting year. Syndicate 1227 ceased writing new business by the end of 2000 and was merged into Syndicate 1239 for the 2001 underwriting year. Syndicate 554 ceased writing new business during 1999 and Syndicate 329 ceased writing new business during 2000.

Terra Nova (Bermuda)

     Terra Nova (Bermuda) ceased accepting new business on April 2, 2000. The decision follows completion of the Company's acquisition by Markel Corporation and reflects a detailed review of all the Company's entities and their strategic importance within the enlarged Markel Group.

Corifrance

     Corifrance is a French reinsurance company based in Paris. Corifrance transacts specialty treaty and facultative reinsurance business internationally, mainly outside the U.S., on a direct and brokered basis. Corifrance is included in Other as part of the segmental reporting as it is a non-strategic insurance subsidiary.

Business Segments

     As noted above, on March 24, 2000, the Company was acquired by Markel. As a result, Markel realigned its operations with the Company becoming its international division.

     The Company's operating segments have been changed in accordance with this realignment. The Company now includes three operating segments: the London Company Market, the Lloyd's Market and Investing. All investing activities are included in the Investing operating segment. Discontinued programs and non-strategic insurance subsidiaries are included in Other for purposes of segment reporting. Prior year amounts are restated to conform with 2000 presentations.

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

     The Company's mix of business by business segment is set out in the table below.

                                                     Year ended December 31,
                                                   ---------------------------
                                                             2000
                                                   ---------------------------
Gross written premiums                               Amount       % of total
(dollars in millions)
London Company Market                                $180.7            25.6
Lloyd's Market                                        397.7            56.4
Other                                                 127.0            18.0
                                                     ------       ---------
Total                                                $705.4           100.0
                                                     ------       ---------

Direct business                                       540.0            76.6
Reinsurance assumed                                   165.4            23.4
                                                     ------       ---------
Total for the Company                                $705.4           100.0
                                                     ======       =========

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

     The following table shows the development of net reserves for losses and LAE for the calendar years 1990 to 2000 for all lines of business, except the Company's aviation business in run-off. The first line of the table presents the net liabilities, including IBNR, as recorded in the Company's balance sheet for the indicated year and all unpaid losses for prior years. The upper portion of the table shows the liability re-estimated at the end of each of the succeeding years. The conditions that have caused the deficiencies are referred to below and may not be indicative of future developments.

     The re-estimated liabilities are increased or decreased as more information becomes available about the severity and frequency of claims for individual years. An adjustment to the carrying value of unpaid claims for a prior year will also be reflected in the adjustments for later years. For example, an adjustment to 1990 loss reserves in 1992 will show in the re-estimation of reserves for the years 1990 through 1991. A redundancy (or deficiency) arises when the re-estimation of reserves at the end of the year is less (or more) than the estimate at the preceding year-end. The redundancy (or deficiency) is recorded in the income statement of that year. The cumulative redundancy (or deficiency) is the difference between the re-estimation of reserves as at the end of 2000 and the original estimate as shown on the top line of the table. The lower portion of the table shows the cumulative amounts paid at the end of each successive year for such claims.

                                                       Analysis of Net Loss and LAE Reserve Development
                                                                     (dollars in millions)
                                                                     Year ended December 31,
                                --------------------------------------------------------------------------------------------------
                                    1990    1991    1992     1993     1994     1995     1996     1997     1998     1999      2000
Reserves for  unpaid losses and
  LAE at December 31              $693.9   $724.9  $784.5   $775.6   $847.3   $814.2   $824.0   $911.0   $982.9  $1,063.5  $1,081.9
Reserve re-estimated (1) as of:
     One year later                719.3    761.0   806.9    802.5    850.1    811.6    813.6    886.0    938.4   1,108.4
     Two years later               736.5    773.7   821.5    810.5    850.1    793.0    793.0    800.7    880.6
     Three years later             743.8    780.5   829.0    810.7    832.9    777.8    716.7    689.9
     Four years later              738.1    792.4   829.8    800.7    812.8    703.2    662.9
     Five years later              755.5    793.5   816.5    784.7    739.7    643.6
     Six years later               756.5    776.6   800.5    719.3    692.6
     Seven years later             741.2    760.2   738.2    622.9
     Eight years later             724.7    699.3   702.7
     Nine years later              669.3    695.1
     Ten years later               675.0
Cumulative redundancy
  (deficiency)                      18.9     29.8    81.8    152.7    154.7    170.6    161.1    221.1    102.3     (44.9)
As a percentage of
  unpaid losses and LAE             2.72%    4.11%  10.43%   19.69%   18.26%   20.96%   19.55%   24.27%   10.41%    (4.22%)
Paid (cumulative) as of:
     One year later                115.3    119.3   143.8    151.8    168.8    123.4    145.7    187.6    245.3     372.9
     Two years later               201.3    228.2   268.3    259.0    253.6    227.6    241.6    303.7    372.2
     Three years later             274.3    316.1   350.8    311.8    327.8    293.0    301.7    328.7
     Four years later              341.0    379.9   383.8    368.8    380.7    336.8    371.1
     Five years later              395.8    402.5   426.8    405.8    416.6    383.7
     Six years later               407.8    438.3   457.7    433.7    455.1
     Seven years later             435.5    464.0   483.1    422.5
     Eight years later             456.8    487.9   514.3
     Nine years later              478.2    517.2
     Ten years later               506.0

  The following table represents an analysis of gross loss and LAE reserve development for the years indicated:

                                              Analysis of Gross Loss and LAE Reserve Development
                                                             (dollars in millions)
                                                                                       Year ended December 31,
                                                  ---------------------------------------------------------------------------------
                                                     1993      1994       1995      1996        1997      1998      1999      2000
Gross reserves for unpaid losses and LAE          $1,238.8  $1,223.8   $1,168.7   $1,078.2   $1,157.7   $1,209.0  $1,410.0  $1,671.7
Reinsurance recoveries on unpaid losses and LAE      463.2     376.5      354.5      254.1      246.7      226.1     346.5     589.9
Gross reserves re-estimated (1) as of:
     One year later                                1,332.8   1,310.2    1,174.8    1,067.0    1,142.5    1,207.1   1,655.5
     Two years later                               1,428.9   1,319.9    1,168.4    1,058.6    1,071.3    1,282.9
     Three years later                             1,428.0   1,311.2    1,150.6      989.1    1,050.1
     Four years later                              1,431.3   1,291.4    1,081.4      929.5
     Five years later                              1,428.4   1,223.9    1,016.0
     Six years later                               1,368.4   1,171.2
     Seven years later                             1,272.0
Reinsurance recoveries on unpaid losses and LAE
  re-estimated (2) as of:
     One year later                                  530.3     460.1      363.2      253.4      260.9      268.7     547.1
     Two years later                                 618.4     469.9      370.1      264.1      270.6      402.5
     Three years later                               617.3     478.3      372.8      272.4      360.3
     Four years later                                630.6     478.7      378.2      266.6
     Five years later                                643.6     484.2      372.4
     Six years later                                 649.1     478.6
     Seven years later                               649.1
Gross cumulative (deficiency) redundancy             (33.2)     52.6      152.7      148.7      107.6      (73.9)   (245.5)
As a percentage of unpaid losses and LAE             (2.68%)    4.30%     13.07%     13.79%      9.29%     (6.11%)  (17.41%)
Paid (cumulative) as of:
     One year later                                  303.9     290.6      229.7      179.6      246.3      251.8     533.7
     Two years later                                 517.9     479.8      364.4      328.0      403.0      552.4
     Three years later                               679.3     576.4      477.2      418.7      524.7
     Four years later                                752.5     672.3      550.2      496.9
     Five years later                                829.2     730.9      618.9
     Six years later                                 884.3     796.7
     Seven years later                               934.8

(1)  "Reserves re-estimated" includes losses paid in current and prior years.

(2) "Reinsurance recoveries on unpaid losses" includes reinsurance recoveries received in current and prior years.

     The adverse prior year development of $44.9 million is largely attributable to inadequate pricing on the discontinued lines and portions of the continuing programs for the 1997, 1998 and 1999 accident years. These deficiencies have been partially offset by net favorable development experienced on the 1986 to 1990 accident years. This net favorable development arises on the Company's casualty accounts offset by deterioration on the asbestos related and environmental pollution losses in both the marine and casualty accounts on the 1985 and prior accident years.

Regulation of the Company

     The Company's insurance subsidiaries are subject to regulation and supervision by the insurance regulatory authorities of the various jurisdictions in which they conduct business. Regulation is intended for the benefit of policyholders rather than shareholders. For information regarding the Company's ability to receive dividends from its subsidiaries and for information about pledged assets, see Note 17 and Note 4, respectively, to the consolidated financial statements.

Investments

     The Company's business philosophy clearly recognizes the importance of both underwriting profits and superior investment returns to build shareholder value. The Company relies on sound underwriting practices to produce investable funds while minimizing underwriting risk. Approximately three quarters of the Company's investable assets come from premiums paid by policyholders. Policyholder funds are invested predominantly in high-quality corporate, government and municipal bonds with relatively short durations. The balance, comprised of shareholder funds, is available to be invested in equity securities, which over the long run, have produced higher returns relative to fixed income investments. The Company seeks to invest in companies with the potential for appreciation and hold these investments over the long term. Officers of the Company manage the investment portfolio.

ITEM 2 - PROPERTIES

     For information regarding the Company's future minimum property lease commitments see Note 13 to the consolidated financial statements.


ITEM 3 - LEGAL PROCEEDINGS

     See Note 13 to the consolidated financial statements for a description of legal proceedings.


                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     On March 24, 2000, all of the Company's shares were acquired by Markel Corporation. There is no established public trading market for the Company's common shares.

     During 2000, the Company paid a $75 million dividend to Markel.


ITEM 7 - MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Business Operations

     The following discussion addresses the principal factors affecting the operations of the Company.

     On March 24, 2000, the Company was acquired by Markel. As a result, Markel realigned its operations with the Company becoming its international division. The Company's operating segments have been changed in accordance with this realignment. The Company now includes three operating segments: the London Company Market, the Lloyd's Market and Investing. All investing activities are included in the Investing operating segment. Discontinued programs and non-strategic insurance subsidiaries are included in Other for purposes of segment reporting. Prior year amounts have been restated to conform with 2000 presentations.

     The Company's premiums by segment for the years ended December 31, 2000 and 1999, and the combined ratio are set out in the following table:


                                            Year ended December 31,
                                --------------------------------------------
                                      2000                      1999
                                 Amount   Percent        Amount      Percent
                                             (dollars in thousands)
                                --------------------------------------------
Gross written premiums
London Company Market           $180,709    25.6%       $246,219       28.5%
Lloyd's Market                   397,738    56.4         260,082       30.1
Other                            126,958    18.0         358,632       41.4
                                --------  ------        --------     ------
     Total                      $705,405   100.0%       $864,933      100.0%
                                ========  ======        ========     ======
Net written premiums
London Company Market           $150,213    27.6%       $179,563       29.0%
Lloyd's Market                   310,597    57.0         188,750       30.5
Other                             84,084    15.4         250,133       40.5
                                --------  ------        --------     ------
     Total                      $544,894   100.0%       $618,446      100.0%
                                ========  ======        ========     ======

Net earned premiums
London Company Market           $186,655    30.9%       $227,694       38.9%
Lloyd's Market                   248,213    41.1         141,022       24.1
Other                            168,671    28.0         216,565       37.0
                                --------  ------        --------     ------
     Total                      $603,539   100.0%       $585,281      100.0%
                                ========  ======        ========     ======

Combined ratio
  Loss ratio (including LAE)                91.5%                      83.9%
  Expense ratio                             42.3                       46.3
                                          ------                     ------
  Combined ratio                           133.8%                     130.2%
                                          ======                     ======


Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Gross written premiums decreased 18.4% to $705.4 million in 2000 from $864.9 million in 1999. The decreases are primarily a result of:

(a) 26.6% decrease in gross written premiums at the London Company Market to $180.7 million in 2000 from $246.2 million in 1999. The decrease was predominantly the result of Terra Nova reducing its property writings on the property pro rata business by 68.4% to $13.5 million in 2000 from $42.7 million in 1999 as a consequence of a detailed review of poor performing accounts. In addition, Terra Nova reduced writings on marine and casualty lines to increase its focus on underwriting profitability.

(b) Significant decreases in gross written premiums in discontinued lines due to the closure of motor Syndicate 554 in the second half of 1999, the closure of Terra Nova (Bermuda) on April 2, 2000, and the decision to cease underwriting at marine Syndicate 329 and non marine Syndicate 1227, and the cessation of certain unprofitable lines at motor Syndicate 1228 in the third quarter of 2000.

(c) These decreases have been partially offset by a 52.9% increase in gross written premiums at the Lloyd's Market in 2000. The increase is primarily due to Markel Capital increasing its participation on the continuing syndicates to approximately 87% in 2000 compared to approximately 68% in 1999 and increased writings at non marine Syndicate 702 and marine and aviation Syndicate 1009. The increased writings at non marine Syndicate 702 primarily arose on certain professional indemnity classes. The increased writings at marine and aviation Syndicate 1009 are a consequence of the syndicate writing $41.1 million of aviation business in 2000.

     In 1999, aviation business was written by aviation Syndicate 959 which was merged into Syndicate 1009 for 2000.

     Net written premiums decreased 11.9% to $544.9 million in 2000 from $618.4 million in 1999 principally in line with the fall in gross written premiums. This fall was offset by an increase in retention rates to 77.2% in 2000 from 71.5% in 1999. The low retention rate in 1999 was primarily due to the purchase of additional reinsurance at the end of 1999 to protect against exposure to aviation and satellite business written by Syndicate 959.

     Net earned premiums remained broadly unchanged in 2000, increasing by 3.1% to $603.5 million from $585.3 million in 1999. This arose because the decrease in 2000 net written premiums was offset by 1999 premiums being earned during the year.

     The underwriting loss increased to $203.8 million in 2000 from $176.8 million in 1999. The underwriting loss in 2000 was primarily the result of inadequate pricing and poor underwriting controls on the discontinued lines and portions of the continuing programs. The increased underwriting loss reflects non-recurring transaction related expenses of $58.6 million in the first quarter and $145.2 million of underwriting losses from operations.

     Charges which are expected to be non-recurring include:

(a) $36.5 million charge against deferred acquisition costs due to poor experience on property business and certain marine, casualty and auto lines.

(b) $19.6 million of reserve strengthening required on marine, property, casualty and auto accounts.

(c)  A $2.5 million charge to record liabilities under an operating lease.

     The $145.2 million underwriting loss from operations was due to poor performance on both continuing and discontinued lines of business including the cessation of business at Terra Nova (Bermuda), Syndicates 329 and 1227 and certain lines at 1228, and the adoption of the Markel reserving philosophy.

     The Company is currently working to increase its focus on underwriting profitability in continuing programs. A run-off unit has been established to aggressively manage discontinued programs and allow the business units to focus on writing profitable business. These initiatives may lead to further re-pricing or discontinuance of poor performing lines of business, reorganisation of business units to achieve operating efficiencies and the review of reinsurance programs.

     As a consequence of the above, the Company's combined ratio increased to 133.8% in 2000, compared to 130.2% in 1999.

     The Company had a pre-tax loss of $144.7 million in 2000 compared to pre-tax loss of $72.6 million in 1999, and was primarily a result of the $203.8 million underwriting loss and merger expenses of $18.4 million being partially offset by $84.9 million and $8.7 million of investment income and realized investment gains, respectively.

     The post-tax loss was $132.3 million in 2000 compared to a post-tax loss of $35.0 million in 1999.

     Shareholder's equity decreased by 37.2% to $278.7 million at December 31, 2000, compared to $444.0 million at December 31, 1999. The decrease of $156.3 million was primarily due to the net loss of $132.3 million and a $75.0 million dividend paid to Markel Corporation on March 28, 2000, partially offset by unrealized appreciation of investments after tax of $33.1 million and other comprehensive loss and deferred equity compensation movements of $17.9 million.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as a result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company's consolidated balance sheets include assets and liabilities whose estimated fair values are subject to market risk. The primary market risks to the Company are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturities and foreign exchange risk. The Company has no material commodity risk.

Equity Price Risk

     The Company does not ordinarily hedge its equity portfolio risk by purchasing derivatives. In March 2000, the Company transferred the responsibility for monitoring its equity portfolio to Markel Gayner Asset Management, a subsidiary of Markel. This responsibility involves considering the asset allocation of the portfolio in order to minimize the risk associated with particular markets or industry sectors, while continuing to follow the Company's long-term objective of growing its book value.

     At December 31, 2000, the cost of the Company's equity security portfolio was $70.8 million and the fair value was $87.1 million, compared to $98.3 million and $109.9 million, respectively, at December 31, 1999.

Interest Rate Risk

     The Company's major market risk exposure is changing interest rates, primarily in the United States. A change in interest rates would affect the fair value of the Company's investments and could cause fluctuations in Accumulated Other Comprehensive Income in the balance sheet. The Company manages this risk by limiting the portfolio duration.

-----------------------------------------------------------------------------------------------------
Basis Point Movement
(dollars in millions, unless stated)
                                      -200 pts      -100 pts    zero       +100 pts      +200 pts
-----------------------------------------------------------------------------------------------------
Movement in fair value of
  fixed maturity portfolio
    As of December 31, 2000                7.7%        3.7%       0.0%        (3.5)%        (6.7)%
    As of December 31, 1999                7.6%        3.6%       0.0%        (3.4)%        (6.5)%

Movement after tax
    As of December 31, 2000             $ 77.6      $ 37.4     $  0.0       $(35.1)       $(68.0)
    As of December 31, 1999             $ 89.0      $ 42.8     $  0.0       $(39.7)       $(76.7)

Adjusted shareholder's equity
    As of December 31, 2000             $356.3      $316.1     $278.7       $243.6        $210.7
    As of December 31, 1999             $533.0      $486.8     $444.0       $404.3        $367.3
-----------------------------------------------------------------------------------------------------

     The matrix above shows the sensitivity of the Company's shareholder's equity at December 31, 2000, and December 31, 1999, to movements in fixed maturity valuations related to changes in interest rates. The aggregate hypothetical reduction in net assets that would have resulted from a hypothetical increase in yield of 100 basis points at December 31, 2000, is $35.1 million. As a consequence, shareholder's equity at December 31, 2000, would have been $243.6 million and the ratio of debt to debt plus equity would have increased to 41.8% from 38.6%.

     The Company's long-term debt is all at fixed rates. At December 31, 2000, and December 31, 1999, the Company's total outstanding indebtedness was $175 million, comprised of $75 million 7.2% Senior Notes due 2007 and $100 million 7.0% Senior Notes due 2008. The estimated fair value of the debt at December 31, 2000, and December 31, 1999, was $161.2 million and $162.8 million, respectively.

Foreign Exchange Risk

     The Company has foreign exchange risk on assets and liabilities. The Company primarily manages this risk by matching assets to liabilities in each foreign currency as closely as possible.

     At December 31, 2000, 66% of the Company's investment portfolio was denominated in U.S. Dollars. At that date the largest foreign currency exposure was U.K. Sterling. If Sterling assets and liabilities had been mismatched by 10% at December 31, 2000, and the year end Sterling/U.S. Dollar exchange rate had increased or decreased by 5%, the effect on after tax earnings would have been approximately $1.3 million.

Impact of Inflation

     Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such expenses, is known. Consequently, in establishing premiums, the Company attempts to anticipate the potential impact of inflation. Inflation is also considered by the Company in the determination and review of reserves for losses and loss adjustment expenses since portions of these reserves are expected to be paid over extended periods of time. The importance of continually reviewing reserves is even more pronounced in periods of extreme inflation.

Impact of Accounting Standards

     Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 133, Accounting For Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, is effective for years beginning January 1, 2001. The standard requires that all the derivatives be recorded as an asset or liability, at estimated fair value, regardless of the purpose or intent for holding the derivative. If a derivative is not utilized as a hedge, all gains or losses from the change in the derivative's estimated fair value are recognized in earnings. The gains or losses from the change in estimated fair value of certain derivatives utilized as hedges are recognized in earnings or other comprehensive income depending on the type of hedge relationship. Due to the Company's limited use of derivative financial instruments, the adoption of SFAS No. 133, as amended, will not have a material impact on the Company's financial position, result of operations or cash flows.


ITEM 8 - FINANCIAL STATEMENTS

Index                                                                                                         Page
 .    Report of Independent Accountants (KPMG Audit Plc)                                                         13

 .    Report of Independent Accountants (PricewaterhouseCoopers)                                                 14

Audited Consolidated Financial Statements:

 .    Consolidated Balance Sheets as of December 31, 2000 and 1999                                               15

 .    Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998                 16

 .    Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2000,
     1999 and 1998                                                                                              17

 .    Consolidated Statements of Shareholder's equity for the years ended December 31, 2000, 1999
     and 1998                                                                                                   18

 .    Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998                 19

 .    Notes to Consolidated Financial Statements - including summarized consolidated financial
     information of Markel International Limited as of December 31, 2000 and 1999                               20

              REPORT OF INDEPENDENT ACCOUNTANTS (KPMG Audit Plc)

To the Shareholder and Board of Directors of Terra Nova (Bermuda) Holdings Ltd.

     We have audited the accompanying consolidated balance sheet of Terra Nova (Bermuda) Holdings, Ltd. and subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of operations, comprehensive (loss) income, shareholder's equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the 2000 financial statement schedules appearing under Item 14(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Nova (Bermuda) Holdings, Ltd. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2000 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG Audit Plc

London, United Kingdom
March 30, 2001

          REPORT OF INDEPENDENT ACCOUNTANTS (PricewaterhouseCoopers)

To the Shareholders and Board of Directors of Terra Nova (Bermuda) Holdings Ltd.

     In our opinion, the consolidated financial statements for the years ended December 31, 1999 and December 31, 1998 included on page 12 present fairly, in all material respects, the financial position of Terra Nova (Bermuda) Holdings Ltd. and subsidiaries at December 31, 1999, and the result of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a) on page 39 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements or financial statement schedules of Terra Nova (Bermuda) Holdings Ltd. and subsidiaries for any period subsequent to December 31, 1999.

PRICEWATERHOUSECOOPERS
Chartered Accountants

Hamilton, Bermuda
March 10, 2000

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

                          Consolidated Balance Sheets
                                At December 31,
                            (dollars in thousands)

                                                                                    2000               1999
                                                                                 -----------        -----------
                                         ASSETS
Investments available for sale, at fair value:
Fixed maturities
    Bonds (amortized cost $1,184,715 and $1,321,888, respectively)                $1,206,548         $1,306,110
Common stocks (cost $70,792 and $98,335, respectively)                                87,056            109,900
                                                                                 -----------        -----------
     Total investments                                                             1,293,604          1,416,010
Cash and cash equivalents                                                             75,296             74,798
Accrued investment income                                                             26,347             27,607
Insurance balances receivable                                                        120,844            121,094
Reinsurance recoverable on paid losses                                                88,597             62,162
Reinsurance recoverable on unpaid losses                                             589,884            346,483
Accrued premium income                                                               160,048            238,230
Prepaid reinsurance premiums                                                          56,391             97,771
Deferred acquisition costs                                                            70,241             99,683
Income tax recoverable                                                                 2,070              4,422
Deferred income taxes                                                                 33,634             31,820
Other assets                                                                         119,635            111,620
                                                                                 -----------        -----------
     Total assets                                                                 $2,636,591         $2,631,700
                                                                                 ===========        ===========

                                          LIABILITIES
Unpaid losses and loss adjustment expenses                                        $1,671,738         $1,409,968
Unearned premiums                                                                    367,167            468,178
Insurance balances payable                                                            78,186             53,853
Long term debt                                                                       175,000            175,000
Other liabilities                                                                     65,795             80,691
                                                                                 -----------        -----------
     Total liabilities                                                             2,357,886          2,187,690
                                                                                 -----------        -----------

                                   SHAREHOLDER'S EQUITY
Common shares
     "A" ordinary shares, 75,000,000 authorized, $5.80 par value
     (40,002,069 issued and outstanding; 1999: 24,348,192 )                          232,012            141,219
     "B" ordinary shares, convertible, 10,000,000 authorized, $5.80 par value
     (nil issued and outstanding; 1999: 1,796,217)                                         -             10,418
Stock held in Trust, at cost                                                               -            (16,787)
Deferred equity compensation                                                               -              7,564
Additional capital                                                                    34,153            113,855
Retained (deficit) earnings                                                          (12,136)           195,163
Accumulated other comprehensive income (loss)                                         24,676             (7,422)
                                                                                 -----------        -----------
     Total shareholder's equity                                                      278,705            444,010
                                                                                 -----------        -----------
     Total liabilities and shareholder's equity                                   $2,636,591         $2,631,700
                                                                                 ===========        ===========

        See accompanying notes to the consolidated financial statements

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

                     Consolidated Statements of Operations
                            Year Ended December 31,
                            (dollars in thousands)

                                                                   2000           1999           1998
                                                                ----------------------------------------
Revenues
Net written premiums                                             $ 544,894       $618,446       $646,197
Decrease (increase) in unearned premiums                            58,645        (33,165)       (99,289)
                                                                ----------      ---------      ---------
Net earned premiums                                                603,539        585,281        546,908
Net investment income                                               84,923         93,829         93,262
Realized net capital gains on sales of investments                   8,706         26,879         17,963
                                                                ----------      ---------      ---------
     Total revenues                                                697,168        705,989        658,133
                                                                ----------      ---------      ---------

Expenses
Losses and loss adjustment expenses, net                           552,298        491,243        359,567
Acquisition costs                                                  235,767        240,836        160,380
Other operating expenses                                            22,757         25,397         20,322
Foreign exchange (gains) losses                                     (4,416)        (3,016)           586
Interest expense                                                    12,400         12,400         13,697
Agency contribution                                                 (1,228)          (107)        (3,297)
Other expenses                                                       5,900         11,838          5,617
Merger expenses                                                     18,416              -              -
                                                                ----------      ---------      ---------
     Total expenses                                                841,894        778,591        556,872
                                                                ----------      ---------      ---------

(Loss) income before income tax                                   (144,726)       (72,602)       101,261
Income tax (benefit) expense                                       (12,427)       (37,628)        17,221
                                                                ----------      ---------      ---------
Net (loss) income before extraordinary charge                     (132,299)       (34,974)        84,040
Extraordinary charge after income tax                                    -              -         11,641
                                                                ----------      ---------      ---------
Net (loss) income                                                $(132,299)      $(34,974)      $ 72,399
                                                                ==========      =========      =========

        See accompanying notes to the consolidated financial statements

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            Consolidated Statements of Comprehensive (Loss) Income
                            Year Ended December 31,
                            (dollars in thousands)

                                                                          2000               1999           1998
                                                                      ---------------------------------------------
Net (loss) income                                                       $(132,299)        $ (34,974)       $ 72,399
                                                                      -----------        ----------       ---------

Other comprehensive (loss) income:
  Unrealized (depreciation) appreciation of investments before tax         53,201           (80,781)         45,299
  Tax benefit (expense)                                                   (11,880)           17,150          (8,242)
                                                                      -----------        ----------       ---------
  Unrealized (depreciation) appreciation of investments after tax          41,321           (63,631)         37,057
                                                                      -----------        ----------       ---------

Less: Reclassification adjustment for gains included in
  net income before tax                                                    (8,706)          (26,879)        (17,963)
  Tax (benefit) expense                                                       439             6,219           4,818
                                                                      -----------        ----------       ---------

  Reclassification adjustment for gains included in net income
    after tax                                                              (8,267)          (20,660)        (13,145)
                                                                      -----------        ----------       ---------
Currency translation adjustment                                              (956)           (3,631)             46
                                                                      -----------        ----------       ---------
Other comprehensive (loss) income                                          32,098           (87,922)         23,958
                                                                      -----------        ----------       ---------
Comprehensive (loss) income                                             $(100,201)        $(122,896)       $ 96,357
                                                                      ===========        ==========       =========

        See accompanying notes to the consolidated financial statements

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

                Consolidated Statements of Shareholder's equity
                            Year Ended December 31,


(dollars in thousands except share numbers)                                     Common "A" Shares            Common "B" Shares
                                                                             ----------------------------------------------------
                                                                               Number        Value          Number      Value
                                                                             ----------------------------------------------------
Balance, January 1, 1998                                                      24,090,335    $ 139,724      1,796,217   $ 10,418
    Shares issued for exercise of share options                                   82,382          478              -          -
    Shares repurchased during the year                                                 -            -              -          -
    Deferred compensation expense                                                      -            -              -          -
    Net appreciation                                                                   -            -              -          -
    Income tax expense                                                                 -            -              -          -
    Change during the year                                                             -            -              -          -
    Net income                                                                         -            -              -          -
    Dividends paid - $0.23 per ordinary share                                          -            -              -          -
                                                                             ----------------------------------------------------
Balance, December 31, 1998                                                    24,172,717      140,202      1,796,217     10,418

    Shares issued for exercise of share options                                  175,475        1,017              -          -
    Shares repurchased during the year                                                 -            -              -          -
    Deferred compensation expense                                                      -            -              -          -
    Net depreciation                                                                   -            -              -          -
    Income tax benefit                                                                 -            -              -          -
    Change during the year                                                             -            -              -          -
    Net loss                                                                           -            -              -          -
    Dividends paid - $0.24 per ordinary share                                          -            -              -          -
                                                                             ----------------------------------------------------
Balance, December 31, 1999                                                    24,348,192      141,219      1,796,217     10,418

    Shares issued for exercise of share options                                        -            -              -          -
    Deferred compensation expense                                                      -            -              -          -
    Deferred compensation expense released on exercise of share option                 -            -              -          -
    Elimination of deferred equity compensation                                        -            -              -          -
    Cancellation of stock held in trust                                                -            -              -          -
    Cancellation of shares and additional capital                            (24,346,123)    (141,207)    (1,796,217)   (10,418)
    Issue of new shares                                                       40,000,000      232,000              -          -
    Cost of option exercises on closure                                                -            -              -          -
    Net appreciation                                                                   -            -              -          -
    Income tax expense                                                                 -            -              -          -
    Change during the year                                                             -            -              -          -
    Net loss                                                                           -            -              -          -
    Dividend paid                                                                      -            -              -          -
                                                                             ----------------------------------------------------
Balance, December 31, 2000                                                    40,002,069    $ 232,012              -   $      -
                                                                             ====================================================

                                                                               Stock held in Trust
                                                                             ------------------------
                                                                                                         Deferred
                                                                                                           Equity     Additional
                                                                              Number         Value      Compensation    Capital
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                                                      (474,000)     $ (9,500)      $ 3,275      $111,568
    Shares issued for exercise of share options                                      -             -             -           159
    Shares repurchased during the year                                        (132,800)       (3,400)            -             -
    Deferred compensation expense                                                    -             -         1,348             -
    Net appreciation                                                                 -             -             -             -
    Income tax expense                                                               -             -             -             -
    Change during the year                                                           -             -             -             -
    Net income                                                                       -             -             -             -
    Dividends paid - $0.23 per ordinary share                                        -             -             -             -
                                                                             -----------------------------------------------------
Balance, December 31, 1998                                                    (606,800)      (12,900)        4,623       111,727

    Shares issued for exercise of share options                                      -             -             -         2,128
    Shares repurchased during the year                                        (169,800)       (3,887)            -             -
    Deferred compensation expense                                                    -             -         2,941             -
    Net depreciation                                                                 -             -             -             -
    Income tax benefit                                                               -             -             -             -
    Change during the year                                                           -             -             -             -
    Net loss                                                                         -             -             -             -
    Dividends paid - $0.24 per ordinary share                                        -             -             -             -
                                                                             -----------------------------------------------------
Balance, December 31, 1999                                                    (776,600)      (16,787)        7,564       113,855

    Shares issued for exercise of share options                                 52,282         1,046             -        (1,000)
    Deferred compensation expense                                                    -             -           212             -
    Deferred compensation expense released on exercise of share option               -             -           369          (369)
    Elimination of deferred equity compensation                                      -             -        (8,145)        8,145
    Cancellation of stock held in trust                                        724,318        15,741             -       (15,741)
    Cancellation of shares and additional capital                                    -             -             -       (80,375)
    Issue of new shares                                                              -             -             -             -
    Cost of option exercises on closure                                              -             -             -         9,638
    Net appreciation                                                                 -             -             -             -
    Income tax expense                                                               -             -             -             -
    Change during the year                                                           -             -             -             -
    Net loss                                                                         -             -             -             -
    Dividend paid                                                                    -             -             -             -
                                                                             -----------------------------------------------------
Balance, December 31, 2000                                                           -      $      -       $     -      $ 34,153
                                                                             =====================================================

                                                                          Unrealized
                                                                         Appreciation     Cumulative    Retained         Total
                                                                         (Depreciation)  Translation    (Deficit)   Shareholder's
                                                                         of Investments   Adjustment     Earnings        equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                                                     $  56,430       $   112     $ 169,861     $ 481,888
    Shares issued for exercise of share options                                      -             -             -           637
    Shares repurchased during the year                                               -             -             -        (3,400)
    Deferred compensation expense                                                    -             -             -         1,348
    Net appreciation                                                            27,336             -             -        27,336
    Income tax expense                                                          (3,424)            -             -        (3,424)
    Change during the year                                                           -            46             -            46
    Net income                                                                       -             -        72,399        72,399
    Dividends paid - $0.23 per ordinary share                                        -             -        (5,968)       (5,968)
                                                                             -----------------------------------------------------
Balance, December 31, 1998                                                      80,342           158       236,292       570,862

    Shares issued for exercise of share options                                      -             -             -         3,145
    Shares repurchased during the year                                               -             -             -        (3,887)
    Deferred compensation expense                                                    -             -             -         2,941
    Net depreciation                                                          (107,660)            -             -      (107,660)
    Income tax benefit                                                          23,369             -             -        23,369
    Change during the year                                                           -        (3,631)            -        (3,631)
    Net loss                                                                         -             -       (34,974)      (34,974)
    Dividends paid - $0.24 per ordinary share                                        -             -        (6,155)       (6,155)
                                                                             -----------------------------------------------------
Balance, December 31, 1999                                                      (3,949)       (3,473)      195,163       444,010

    Shares issued for exercise of share options                                      -             -             -            46
    Deferred compensation expense                                                    -             -             -           212
    Deferred compensation expense released on exercise of share option               -             -             -             -
    Elimination of deferred equity compensation                                      -             -             -             -
    Cancellation of stock held in trust                                              -             -             -             -
    Cancellation of shares and additional capital                                    -             -             -      (232,000)
    Issue of new shares                                                              -             -             -       232,000
    Cost of option exercises on closure                                              -             -             -         9,638
    Net appreciation                                                            44,495             -             -        44,495
    Income tax expense                                                         (11,441)            -             -       (11,441)
    Change during the year                                                           -          (956)            -          (956)
    Net loss                                                                         -             -      (132,299)     (132,299)
    Dividend paid                                                                    -             -       (75,000)      (75,000)
                                                                             -----------------------------------------------------
Balance, December 31, 2000                                                   $  29,105       $(4,429)    $ (12,136)    $ 278,705
                                                                             =====================================================

        See accompanying notes to the consolidated financial statements

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                            Year Ended December 31,
                            (dollars in thousands)

                                                                             2000            1999          1998
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net (loss) income                                                     $(132,299)     $ (34,974)     $  72,399
Adjustments to reconcile net income to net cash and cash equivalents
 (used in) provided by operating activities:
     Amortization of goodwill                                                  3,789          4,089            781
     Bad debt expenses                                                         1,415          7,974          9,464
     Realized net capital gains                                               (8,706)       (26,879)       (17,963)
     Stock option compensation expense                                        10,063          2,941          1,348
     Change in unpaid losses and loss adjustment expenses                    276,602        217,433         50,389
     Change in unearned premiums and prepaid reinsurance                     (59,631)         6,878        115,448
     Change in insurance balances payable                                     24,333         29,912         (9,892)
     Change in insurance balances receivable, accrued premium
      income and reinsurance recoverable on paid and unpaid losses          (193,738)      (138,292)       (97,303)
     Change in deferred acquisition costs                                     29,442          7,922        (31,227)
     Change in accrued investment income                                       1,260          2,407         (1,939)
     Change in current and deferred income taxes                              (7,427)       (46,201)           896
     Change in other assets and liabilities, net                              (7,927)       (13,067)       (16,508)
                                                                          ----------      ---------      ---------
      Total adjustments                                                       69,475         55,117          3,494
                                                                          ----------      ---------      ---------
      Net cash and cash equivalents (used in) provided by operating
       activities                                                            (62,824)        20,143         75,893
                                                                          ----------      ---------      ---------
Cash flows from investing activities:
     Proceeds of fixed maturities matured                                     24,200          9,240         57,616
     Proceeds of fixed maturities sold                                       449,599        368,146        391,757
     Proceeds of equity securities sold                                       90,299        174,530        140,564
     Purchase of fixed maturities                                           (366,369)      (347,337)      (587,751)
     Purchase of equity securities                                           (52,780)      (177,057)      (119,341)
     Acquisition of capacity at Lloyd's                                       (5,994)        (6,314)        (5,657)
                                                                          ----------      ---------      ---------
      Net cash and cash equivalents provided by (used in) investing
       activities                                                            138,955         21,208       (122,812)
                                                                          ----------      ---------      ---------
Cash flows from financing activities:
     Stock repurchases                                                             -         (3,887)        (3,400)
     Proceeds from public debt offerings                                           -              -         99,899
     Payment of fees for financing public debt offerings                           -              -           (913)
     Redemption of public debt                                                     -              -       (113,053)
     Proceeds from shares issued                                                  46          3,145            637
     Ordinary dividends paid                                                 (75,000)        (6,155)        (5,968)
                                                                          ----------      ---------      ---------
      Net cash and cash equivalents used in financing activities             (74,954)        (6,897)       (22,798)
                                                                          ----------      ---------      ---------
Change in cash and cash equivalents                                            1,177         34,454        (69,717)
Exchange on foreign currency cash balances                                      (679)           (50)           247
Cash and cash equivalents at beginning of year                                74,798         40,394        109,864
                                                                          ----------      ---------      ---------
Cash and cash equivalents at end of year                                   $  75,296      $  74,798      $  40,394
                                                                          ==========      =========      =========

Supplemental disclosure of cash flow information
     Income taxes (received) paid                                          $  (3,521)     $   3,506      $  13,642
                                                                          ----------      ---------      ---------
     Interest paid                                                         $  12,400      $  12,400      $  14,638
                                                                          ==========      =========      =========

        See accompanying notes to the consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.  Organization

    Terra Nova (Bermuda) Holdings Ltd. ("Bermuda Holdings") is incorporated in Bermuda. All references to the "Company" are to Terra Nova (Bermuda) Holdings Ltd. and all of its direct and indirect subsidiaries, including Markel International Limited ("Markel International"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Compagnie de Reassurance d'Ile de France ("Corifrance"), Markel Syndicate Management Limited ("Markel Syndicate Management") and Markel Capital Limited ("Markel Capital"). On April 20, 2000, Markel International changed its name from Terra Nova Insurance (UK) Holdings plc, Markel Syndicate Management changed its name from Octavian Syndicate Management Limited and Markel Capital changed its name from Terra Nova Capital Limited. On November 3, 2000, Markel International was re-registered as a private limited company. Accordingly, the name was changed to Markel International Limited and the status of the company changed to private with effect from that date.

    On March 24, 2000, the Company was acquired by Markel Corporation ("Markel") for total consideration of approximately $658 million. Markel issued approximately 1.75 million common shares and contingent value rights and paid approximately $325 million in cash to the Company's shareholders in the transaction. The Company's $175 million of public debt remained outstanding.

    The Company is a specialty property, casualty, marine and aviation insurance and reinsurance company. It operates in the London Market and the Lloyd's Market through its London based subsidiaries, Terra Nova and Markel Capital. The Company operates in the Continental European market through its French subsidiary, Corifrance. The Company ceased accepting new business through its Bermuda based subsidiary, Terra Nova (Bermuda) in April 2000. Writings originate worldwide. It writes most insurance and reinsurance business through brokers authorized to place business at Lloyd's. It also writes through non-Lloyd's brokers and with individual ceding companies. The broker is generally regarded as the agent of the insured or reinsured in placing the business. The Company also owns the business and assets of Markel Syndicate Management, a Lloyd's managing agent, consisting of the rights to manage certain Lloyd's syndicates (the "Markel Syndicate Management syndicates").

    A managing agent is permitted by the Council of Lloyd's to perform, on behalf of an underwriting member of any one of the syndicates which it manages, one or more of the following functions:

    a)  underwriting contracts of insurance at Lloyd's;
    b)  obtaining reinsurance for such contracts in whole or in part;
    c)  paying claims on such contracts.

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

    The standard Lloyd's contract between a managing agent and the members of a syndicate managed by that agent, identifies the following services to be provided by the managing agent on behalf of the members:

    a) determine underwriting policy and determine policy and effect reinsurance including the reinsurance to close;
    b) appoint and supervise the underwriter and associate underwriting, claims, administrative and accounting staff;
    c) accept underwriting risks and settle and pay claims on behalf of the syndicate;
    d) manage the investment of the monies and other assets held in each syndicate;
    e) prepare and distribute annual reports, personal accounts and other reports and documents as required by the Council of Lloyd's.

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

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

                  Notes to Consolidated Financial Statements

    The managing agent does not participate directly in the profit or loss on underwriting of its syndicates. It is incentivized by earning a commission on syndicate profits. Markel Syndicate Management will not charge a profit commission from the 2001 underwriting year.

    The managing agency manages but does not participate in its own syndicates and has no liability under contracts of insurance. However, Markel Capital, a subsidiary of Markel International, is a corporate member of Lloyd's and a member of each of the syndicates managed by Markel Syndicate Management. Markel Capital therefore participates in the underwriting results of the Markel Syndicate Management syndicates.

2.  Basis of Preparation

    The accompanying consolidated financial statements have been prepared on the basis of United States generally accepted accounting principles ("GAAP"). All material intercompany transactions and balances have been eliminated.

3.  Significant Accounting Policies

    (a) Investments and related income: Investments in fixed maturities and equity securities are classified as available for sale and held with the intention of selling such investments from time to time, and are carried at fair value. Unrealized gains and losses, net of related deferred income taxes and minority interests, are recorded in shareholder's equity. Realized gains and losses are included in operations and determined by specific identification. Investment income is recorded as earned.

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

    (d) Markel Syndicate Management income and expenses: The Company recognizes its share of the premiums, losses and expenses associated with its participation in Lloyd's syndicates consistent with the bases used in its insurance company operations and in accordance with GAAP. Agency income is earned and agency expenses charged as incurred from Markel Syndicate Management's role as managing agent.

    (e) Deferred acquisition costs: Acquisition costs, which represent net commission and other expenses incurred in producing business, are deferred and amortized over the period in which the related premiums are earned. If it is determined that future policy revenues on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs are charged to earnings.

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

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

                  Notes to Consolidated Financial Statements

    (h) Foreign currency translation: The U.S. dollar is the reporting currency and principal functional currency, as most of the policies written are denominated in U.S. dollars. Revenues and expenses in non-U.S. dollar currencies are translated at the average rates of exchange. Monetary assets and liabilities are translated at the rate of exchange in effect at the close of the period. Non-monetary assets and liabilities, primarily deferred revenue and expenses, are translated at historical rates of exchange. Gains or losses resulting from non-U.S. dollar transactions are included in net income. Certain other net translation adjustments are shown as a separate item of shareholder's equity.

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

    (l) Stock-based compensation: The Company has adopted SFAS No.123 "Accounting for Stock-Based Compensation". As allowed under this standard, the Company accounts for stock option grants in accordance with APB Opinion No.25 "Accounting for Stock Issued to Employees".

    Compensation expense for stock option grants is recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. Any resulting compensation expense is accrued over the shorter of the vesting or service period.

    Deferred compensation, recorded as a component of shareholder's equity, represents options the Company expected to be settled in stock.

    (m) Risks and uncertainties: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (n) Fair value of financial instruments: The following methods and assumptions were used by the Company in estimating the fair value of the financial instruments presented:

    - Investments: Fair values were based on quoted market prices. For securities for which market prices were not readily available, fair values were estimated using quoted market prices of comparable investments.

    -  Long term debt: Fair value is based on quoted market price.

    -  Other financial instruments: The carrying amounts approximate fair value.

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

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

                  Notes to Consolidated Financial Statements

4.  Investments and Cash

    (a) Deposits: Securities with a carrying value of $148,939,275 and $122,105,666 at December 31, 2000 and 1999, respectively, were held in trust for the benefit of the Company's U.S. cedents and to facilitate the Company's accreditation as an alien reinsurer by certain States.

    Cash and securities with a carrying value of $22,243,365 and $20,994,932 at December 31, 2000 and 1999, respectively, were held in trust for the benefit of the Company's U.S. surplus lines policyholders.

    Cash and securities with a carrying value of $50,184,172 and $49,607,415 at December 31, 2000 and 1999, respectively, were held in trust for the benefit of the Company's Canadian cedents.

    The Company has contingent liabilities regarding undrawn letters of credit supporting certain reinsurance business written by the Company in the U.S. of $95,984,794 and $97,420,004 at December 31, 2000 and 1999, respectively. The
Company has deposited cash and investments with a carrying value of $105,583,273 and $105,812,403 at December 31, 2000 and 1999, respectively, as collateral against these amounts.

    The Company has deposits at Lloyd's with a carrying value of $42,909,618 in support of the Company's underwriting activities on the Markel Syndicate Management syndicates. The Company also has contingent liabilities regarding irrevocable undrawn letters of credit of $187,014,278 and $246,886,653 supporting the Company's underwriting activities on the Markel Syndicate Management syndicates at December 31, 2000 and 1999, respectively. The Company has deposited cash and investments with a carrying value of $208,030,000 at December 31, 2000 and $251,527,716 at December 31, 1999, respectively, as collateral to support this commitment. Cash and securities with a carrying value of $303,193,000 and $202,931,000 at December 31, 2000 and 1999, respectively, were held in trust for the benefit of the Markel Syndicate Management syndicates' policyholders.

    (b) Net investment income: An analysis of the net investment income of the Company is as follows:

(dollars in thousands)                                                        Year ended December 31,
                                                                2000                    1999                    1998
-------------------------------------------------------------------------------------------------------------------------
Fixed maturities                                                  $79,052                 $88,055                 $86,899
Equity securities                                                     875                     608                     463
Cash and cash equivalents                                           7,726                   8,258                   8,754
                                                       ------------------      ------------------      ------------------
Total investment income                                            87,653                  96,921                  96,116
Investment expenses                                                (2,730)                 (3,092)                 (2,854)
                                                       ------------------      ------------------      ------------------
     Net investment income                                        $84,923                 $93,829                 $93,262
                                                       ==================      ==================      ==================

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            Notes to Consolidated Financial Statements (continued)

    (c) Investment gains and losses: The realized net capital gains and changes in net unrealized appreciation or depreciation of investments are summarized below:

(dollars in thousands)                                                        Year ended December 31,
                                                               2000                     1999                    1998
--------------------------------------------------------------------------------------------------------------------------
Realized net capital gains (losses) on sale of
investments:
  Fixed maturities                                                $(6,926)               $  (6,066)                $ 8,854
  Equity securities                                                15,632                   32,945                   9,109
                                                          ---------------         ----------------         ---------------
Realized net capital gains                                          8,706                   26,879                  17,963
                                                          ---------------         ----------------         ---------------

Changes in net unrealized appreciation (depreciation):
  Fixed maturities                                                 39,796                  (88,127)                 30,691
  Equity securities                                                 4,699                  (19,533)                 (3,355)
                                                          ---------------         ----------------         ---------------
Changes in net unrealized appreciation (depreciation)              44,495                 (107,660)                 27,336
                                                          ---------------         ----------------         ---------------
Realized net capital gains and change in net
  unrealized appreciation (depreciation) of investments           $53,201                $ (80,781)                $45,299
                                                          ===============         ================         ===============

    Realized net capital gains (losses) on sale of fixed maturities for the years ended December 31, 2000, 1999 and 1998, included gross capital gains of $11,937,000, $5,754,000 and $9,420,000, and gross capital losses of $18,863,000,
$11,820,000 and $566,000, respectively.

    Proceeds from sales of investments in equity securities during 2000, 1999 and 1998, were $90,299,000, $174,530,000 and $140,564,000, respectively.
Realized net capital gains on sale of equity securities for the years ended December 31, 2000, 1999 and 1998, included gross capital gains of $28,122,000, $42,403,000 and $24,567,000 and gross capital losses of $12,490,000, $9,458,000 and $15,458,000, respectively.

    Net unrealized appreciation of equities (before income tax) of the Company at December 31, 2000, included gross unrealized appreciation of $14,419,000 and gross unrealized depreciation of $2,346,000. Net unrealized appreciation of equities of the Company at December 31, 1999, included gross unrealized appreciation of $12,894,000 and gross unrealized depreciation of $1,329,000.

    (d) Fixed maturities available for sale: At December 31, the amortized cost and estimated fair value of investments in fixed maturities of the Company were as follows:

2000                                                                 Gross                  Gross                Estimated
                                              Amortized            unrealized             unrealized               fair
(dollars in thousands)                          cost              appreciation           depreciation              value
                                          ---------------     ------------------     ------------------      ---------------
U.S. government and agencies                   $  176,061                $ 7,885                $  (204)          $  183,742
Foreign governments and agencies                  537,991                 11,447                   (834)             548,604
Mortgage backed and asset backed                   11,520                    537                      0               12,057
Supranationals                                    137,083                    567                   (569)             137,081
Corporate                                         322,060                  7,892                 (4,888)             325,064
                                          ---------------     ------------------     ------------------      ---------------
     Total fixed maturities                    $1,184,715                $28,328                $(6,495)          $1,206,548
                                          ===============     ==================     ==================      ===============

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            Notes to Consolidated Financial Statements (continued)

1999                                                                 Gross                   Gross               Estimated
                                              Amortized            unrealized             unrealized               fair
(dollars in thousands)                          cost              appreciation           depreciation              value
                                          ---------------     ------------------     ------------------      ---------------
U.S. government and agencies                   $  203,610                $ 2,501               $ (4,157)          $  201,954
Foreign governments and agencies                  496,936                 10,187                 (9,703)             497,420
Mortgage backed and asset backed                  108,093                  1,053                   (723)             108,423
Supranationals                                    106,521                    933                 (3,371)             104,083
Corporate                                         406,728                  3,045                (15,543)             394,230
                                          ---------------     ------------------     ------------------      ---------------
     Total fixed maturities                    $1,321,888                $17,719               $(33,497)          $1,306,110
                                          ===============     ==================     ==================      ===============

The amortized cost and estimated fair value of the Company's fixed maturities at December 31, 2000, by contractual maturity date, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay certain obligations with or without call or prepayment penalties.

(dollars in thousands)                               Amortized cost           Fair value             % of total
------------------------------------------------------------------------------------------------------------------
Due in one year or less                                   $  114,929             $  115,240                     10%
Due after one year through five years                        585,493                594,505                     49
Due after five years through ten years                       454,255                463,695                     38
Due after ten years                                           30,038                 33,108                      3
                                                  ------------------     ------------------     ------------------
                                                          $1,184,715             $1,206,548                    100%
                                                  ==================     ==================     ==================

    Mortgage and asset backed securities which are not due at a single maturity date have been allocated according to their expected final payment date as at year end.

    (e) At December 31, 2000, the Company's portfolio by rating category, determined by recognized rating agencies, was:

                                                                                                Estimated fair
(dollars in thousands)                                                                               value
----------------------------------------------------------------------------------------------------------------
U.S. government and agency                                                                            $  183,742
U.K. government and agency                                                                               157,128
AAA                                                                                                      361,523
AA                                                                                                       306,780
A                                                                                                        125,592
BBB                                                                                                       71,783
                                                                                            --------------------
                                                                                                      $1,206,548
                                                                                            ====================

(f) At December 31, 2000, the estimated fair value of the following investments exceeded 10% of shareholder's equity:

                                                                                                Estimated fair
(dollars in thousands)                                                                                value
----------------------------------------------------------------------------------------------------------------
United States Treasury                                                                                  $166,482
Government of Japan                                                                                       29,821
Canadian Treasury                                                                                         53,443
U.K. Treasury                                                                                            157,128
European Investment Bank                                                                                  60,764
Republic of Finland                                                                                       37,020
Province of Ontario                                                                                       28,730

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            Notes to Consolidated Financial Statements (continued)

    (g) Equities available for sale: At December 31, 2000, the cost and estimated fair value of investments in common stocks were as follows:

                                                                                                     Estimated
(dollars in thousands)                                                    Cost                       fair value
-------------------------------------------------------------------------------------------------------------------
Banks, trust and insurance companies                                          $ 5,371                       $11,498
Industrial, miscellaneous and all other                                        65,421                        75,558
                                                                 --------------------          --------------------
     Total equity securities                                                  $70,792                       $87,056
                                                                 ====================          ====================

5. Income Taxes

   (a) The U.K. corporation tax rate applicable to ordinary income was reduced to 31% from 33% on April 1, 1997, and to 30% from 31% on April 1, 1999. The corporation tax rate in France was 41.67% for 1998, 40% for 1999 and 37.7% for 2000. The difference between the actual tax expense and the "expected" amount calculated by applying the U.K. corporation tax rate is explained as follows:

                                                                             Year ended December 31,
(dollars in thousands)                                       2000                      1999                       1998
---------------------------------------------------------------------------------------------------------------------------
"Expected" tax (benefit) expense                              $(43,416)                 $(21,962)                  $ 31,391
Adjustments:
   Non-taxable income                                             (105)                  (16,878)                   (15,042)
   Deferred taxation valuation allowance                        33,663                         -                          -
   Other                                                        (2,569)                    1,212                        872
                                                    ------------------        ------------------        -------------------
 Actual tax (benefit) expense                                 $(12,427)                 $(37,628)                  $ 17,221
                                                    ==================        ==================        ===================

    (b) The components of income tax (benefit) expense attributable to continuing operations are as follows:

                                                                            Year ended December 31,
(dollars in thousands)                                     2000                      1999                      1998
--------------------------------------------------------------------------------------------------------------------------
Current U.K. corporation tax                                  $    (66)                 $ (7,644)                  $ 2,789
Current French corporation tax                                  (1,055)                     (160)                    1,310
Deferred tax                                                   (11,306)                  (29,824)                   13,122
                                                    ------------------        ------------------        ------------------
     Income tax                                               $(12,427)                 $(37,628)                  $17,221
                                                    ==================        ==================        ==================

    (c) Deferred tax liabilities and assets are provided for expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on the difference between the financial statements and tax bases of assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse. Measurement of a deferred tax asset, if any, is subject to the expectation of future realization. The components of net deferred tax asset (liability) of the Company as at December 31, 2000 and 1999, were as follows:

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            Notes to Consolidated Financial Statements (continued)

                                                                                       Year ended December 31,
(dollars in thousands)                                                             2000                      1999
-----------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Unrealized depreciation of investments                                             $  1,419                   $ 4,402
  Operating losses and other                                                           76,464                    30,977
                                                                            -----------------          ----------------
     Total gross deferred tax assets                                                   77,883                    35,379
     Less valuation allowance                                                         (33,663)                        -
                                                                            -----------------          ----------------
     Total gross deferred tax assets, net of allowance                                 44,220                   35,379
                                                                            -----------------          ----------------

Deferred tax liabilities:
  Unrealized appreciation of investments                                              (10,412)                      (80)
  Other                                                                                  (174)                   (3,479)
                                                                            -----------------          ----------------
     Total deferred tax liabilities                                                   (10,586)                   (3,559)
                                                                            -----------------          ----------------

Net deferred tax asset                                                               $ 33,634                   $31,820
                                                                            =================          ================

    The valuation allowance of $33.7 million relates primarily to losses at Markel Capital and the uncertainty of realizing a future tax benefit. The Company expects to realize the gross deferred tax asset at December 31, 2000, of $44.2 million through future taxable income generated by its subsidiaries.

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

6.  Deferred Acquisition Costs

    The following reflects the acquisition costs deferred for amortization against future income and the amortization charged to income, including amounts deferred and amortized in the same period:

                                                                            Year ended December 31,
(dollars in thousands)                                      2000                     1999                     1998
-------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                   $ 99,683                 $107,607                 $ 76,380
                                                    -------------------       ------------------       ------------------

Acquisition costs deferred
  Commissions                                                   166,104                  161,737                  151,371
  Other                                                          40,221                   71,175                   40,236
                                                    -------------------       ------------------       ------------------
                                                                206,325                  232,912                  191,607
                                                    -------------------       ------------------       ------------------
Amortization charged to income
  Commissions                                                   187,958                  171,536                  126,239
  Other                                                          47,809                   69,300                   34,141
                                                    -------------------       ------------------       ------------------
                                                                235,767                  240,836                  160,380
                                                    -------------------       ------------------       ------------------

Balance at end of year                                         $ 70,241                 $ 99,683                 $107,607
                                                    ===================       ==================       ==================

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            Notes to Consolidated Financial Statements (continued)

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

    Terra Nova provides pension and related benefits for the employees of its branch office in Canada and its former branch office in Belgium. Benefit plans are in line with local market terms and conditions of employment and are generally costed to be within 10% of basic salaries of the participating employees. Neither of the plans is a defined benefit plan. The Company had historically adopted for its Bermuda employees, a similar policy on pension and related benefits and provided for a plan on the same cost basis. Since May 2000, the Company has no Bermuda employees.

    Terra Nova maintains a supplemental pension plan which provides pension benefits for nominated employees above amounts allowed under tax qualified plans, through a funded money purchase plan.

    Markel Syndicate Management provides certain of its employees with one of two defined benefit pension schemes run in conjunction with the Lloyd's Superannuation Scheme ("Markel Syndicate Management Plans"). The Markel Syndicate Management Plans are similar in operation to the Terra Nova Plan though the benefit structure differs.

    Markel Syndicate Management provides a defined contribution plan for nominated employees and directors. The annual contribution rate for employees is 15% of annual pensionable salary and, for directors and certain senior underwriters, is 25% of annual pensionable salary.

    Corifrance provides two defined contribution plans for its managers and all other employees. The annual contribution rate for managers is 5.66% of pensionable salary and, for employees, is 1.43% of pensionable salary.

    The total cost of the Company's defined contribution plans for the year was $3,035,586 (1999: $3,121,304).

    The following tables set out the funded status of all defined benefit plans for the years ended December 31, 2000, 1999 and 1998, and the amounts recognized in the accompanying consolidated balance sheets of the Company at December 31, 2000 and 1999:

                                                                              Year ended December 31,
(dollars in thousands)                                      2000                       1999                       1998
-----------------------------------------------------------------------------------------------------------------------------
Component of net periodic benefit costs:
  Service cost                                                  $ 2,893                    $ 3,209                    $ 2,692
  Interest cost                                                   3,155                      2,429                      2,973
  Expected return on plan assets                                 (5,625)                    (4,234)                    (4,787)
  Amortization of transition obligation                             (87)                       (92)                       (94)
  Recognized net actuarial gain                                    (617)                         -                       (192)
                                                      -----------------          -----------------          -----------------
           Net periodic benefit cost                            $  (281)                   $ 1,312                    $   592
                                                      =================          =================          =================

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            Notes to Consolidated Financial Statements (continued)

(dollars in thousands)                                                                  2000                       1999
-----------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year                                            $48,255                   $ 54,064
  Service cost                                                                         2,892                      3,209
  Interest cost                                                                        3,155                      2,429
  Benefits paid                                                                       (5,542)                      (727)
  Actuarial gain                                                                      (1,886)                   (10,720)
                                                                            ----------------          -----------------
Benefit obligation at end of year                                                     46,874                     48,255
                                                                            ----------------          -----------------

Change in plan assets:
  Fair value of plan assets at beginning of year                                      68,107                     59,057
  Actual return on plan assets                                                        (5,909)                     8,365
  Employer contribution                                                                1,902                      1,412
  Benefits paid                                                                       (5,542)                      (727)
                                                                            ----------------          -----------------
Fair value of plan assets at end of year                                              58,558                     68,107
                                                                            ----------------          -----------------

Funded status:                                                                        11,683                     19,852
  Unrecognized net actuarial gain                                                     (6,568)                   (14,491)
  Unrecognized transition obligation                                                    (257)                      (369)
                                                                            ----------------          -----------------
 Prepaid benefit cost                                                                $ 4,858                   $  4,992
                                                                            ================          =================

Weighted-average assumptions as of December 31
  Discount rate                                                                         6.25%                      6.25%
  Expected return on plan assets                                                        8.00%                      8.00%
  Rate of compensation increase                                                         5.00%                      5.00%

8.  Share Capital

    At December 31, 1999, the Company had 75,000,000 "A" ordinary shares (par value $5.80) of which 24,348,192 were issued and outstanding, and 10,000,000 "B" ordinary shares (par value $5.80) of which 1,796,217 were issued and outstanding.

    On March 24, 2000, Markel owned 2,069 shares. On the same date the remainder of the existing "A" and "B" shares were cancelled and replaced by a new issue of 40,000,000 "A" shares (par value $5.80) to Markel.

    The "A" ordinary shares and "B" ordinary shares rank pari passu in right to receive dividends. Each "B" ordinary share at the Company is convertible at the choice of the holder into an "A" ordinary share without payment or adjustment for accrued dividends.

9.  Share Options and Awards

    At December 31, 1999, the Company had two stock-based compensation plans. The Terra Nova Approved and Non Approved Executive Share Option Scheme provided for the grant to eligible employees of options to buy Class A ordinary shares of the Company. The Octavian Stock Option Plan provides for the grant of options to former and current members of management of Octavian (now Markel Syndicate Management) based on profit commissions receivable by Markel Syndicate Management for the 1997 to 2000 years of account.

    On acquisition by Markel each outstanding option under the Terra Nova Approved and Non Approved Executive Share Option Scheme and, if issued before January 1, 2000, each outstanding option under the Octavian Plan was treated as fully exercised and converted into the right to receive the consideration payable in the transaction.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            Notes to Consolidated Financial Statements (continued)

    The Octavian Plan is a variable plan for accounting purposes. The accounting follows paragraphs 27 and 28 of APB Opinion No.25. Compensation expense of $212,000 has been charged against income in the period from January 1, 2000, to the date of the Markel acquisition (full year charge 1999: $2,941,000). The Octavian Plan was amended to provide for the issuance of options to purchase Markel common stock.

10. Reinsurance

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

    A credit risk exists with reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance arrangements. As is customary in the London Market, collateral is not generally obtained from reinsurers. Reinsurance contracts do not relieve the ceding company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses; so allowances are established for amounts thought uncollectable. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from its exposure to individual reinsurers.

    The Company cedes reinsurance to and assumes reinsurance from Lloyd's syndicates. At December 31, 2000, the aggregate exposure in respect of reinsurance ceded to Lloyd's syndicates in respect of continuing operations, including estimated reinsurance recoveries for losses incurred but not reported, was $183.7 million. The majority was ceded into Equitas with effect from September 4, 1996. Equitas is a reinsurance company that was formed to reinsure the 1992 and prior losses of Lloyd's syndicates. Therefore, ultimate recoveries under the reinsurance contracts ceded into Equitas will be dependent on Equitas being able to fulfil its commitment to the syndicates. No specific bad debt provision has been established for amounts due from Equitas and Lloyd's syndicates.

    On January 29, 2001, Reliance Insurance Company entered into an order of supervision with the Pennsylvania Insurance Department under which its business and operations will be monitored and reviewed by the Department. At December 31, 2000, Reliance Insurance Company and its affiliates (Reliance Insurance Group) owed the Company approximately $33.4 million in reinsurance recoverables for paid and unpaid losses. These balances were considered in the normal course of assessing the collectability of reinsurance recoverables. The Company believes this matter will not have a material impact on its financial condition or result of operations.

    In the years ended December 31, 2000, 1999 and 1998, the percentage of reinsurance premiums assumed to net written premiums was 30.4%, 42.6% and 54.4%, respectively.

(a)  Net written premiums are comprised of the following:

                                                                              Year ended December 31,
(dollars in thousands)                                       2000                      1999                       1998
-----------------------------------------------------------------------------------------------------------------------------
Direct business                                               $ 540,021                  $ 601,419                  $ 407,841
Reinsurance assumed                                             165,384                    263,514                    351,547
Reinsurance ceded                                              (160,511)                  (246,487)                  (113,191)
                                                      -----------------          -----------------          -----------------
     Net written premiums                                     $ 544,894                  $ 618,446                  $ 646,197
                                                      =================          =================          =================

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            Notes to Consolidated Financial Statements (continued)

(b)  Net earned premiums are comprised of the following:

                                                                              Year ended December 31,
(dollars in thousands)                                     2000                       1999                      1998
----------------------------------------------------------------------------------------------------------------------------
Direct business                                               $ 573,080                  $ 495,339                  $318,213
Reinsurance assumed                                             222,326                    310,384                   317,499
Reinsurance ceded                                              (191,867)                  (220,442)                  (88,804)
                                                      -----------------          -----------------          ----------------
     Net earned premiums                                      $ 603,539                  $ 585,281                  $546,908
                                                      =================          =================          ================

(c)  Losses and loss adjustment expenses, net, are comprised of the following:

                                                                             Year ended December 31,
(dollars in thousands)                                     2000                       1999                      1998
---------------------------------------------------------------------------------------------------------------------------
Losses and loss adjustment expenses, gross                  $1,017,543                  $ 752,499                  $448,066
Reinsurance ceded                                             (465,245)                  (261,256)                  (88,499)
                                                      ----------------          -----------------          ----------------
     Losses and loss adjustment expenses, net               $  552,298                  $ 491,243                  $359,567
                                                      ================          =================          ================

11. Unpaid Losses and Loss Adjustment Expenses

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

    Movement in unpaid losses and loss adjustment expenses for the years ended December 31, 2000, 1999 and 1998, is summarized in the table below.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            Notes to Consolidated Financial Statements (continued)

(dollars in thousands)                                         2000                      1999                      1998
------------------------------------------------------------------------------------------------------------------------------
Reserves for unpaid losses and loss adjustment
expenses, at beginning of year                                  $1,409,968                $1,209,003                $1,157,724
     Less: reinsurance recoverables on unpaid losses              (346,483)                 (226,098)                 (246,728)
                                                        ------------------        ------------------        ------------------
Net balance at beginning of year                                 1,063,485                   982,905                   910,996
                                                        ------------------        ------------------        ------------------

Net incurred losses and loss adjustment expenses
related to:
     Current year                                                  507,396                   535,753                   384,531
     Prior year                                                     44,902                   (44,510)                  (24,964)
                                                        ------------------        ------------------        ------------------
Total net incurred losses and loss adjustment expenses             552,298                   491,243                   359,567
                                                        ------------------        ------------------        ------------------

Net paid losses and loss adjustment expenses related
to:
     Current year                                                 (178,813)                 (179,844)                 (138,918)
     Prior year                                                   (372,896)                 (245,323)                 (187,559)
                                                        -------------------       ------------------        ------------------
Total net paid losses and loss adjustment expenses                (551,709)                 (425,167)                 (326,477)
Foreign exchange adjustment                                        (31,858)                  (18,753)                   (5,169)
                                                        ------------------        ------------------        ------------------
Net balance at end of year                                       1,032,216                 1,030,228                   938,917
     Net reserves from reinsurance to close                         49,638                    33,257                    43,988
                                                        ------------------        ------------------        ------------------
Net reserves at end of year                                      1,081,854                 1,063,485                   982,905
Reinsurance recoverables                                           589,884                   346,483                   226,098
                                                        ------------------        ------------------        ------------------
Reserves for unpaid losses and loss adjustment
  expenses, at end of year                                      $1,671,738                $1,409,968                $1,209,003
                                                        ==================        ==================        ==================

    The adverse prior year development of $44.9 million during 2000 is largely attributable to inadequate pricing on the discontinued lines and portions of the continuing programs for the 1997, 1998 and 1999 accident years. These deficiencies have been partially offset by net favorable development experienced on the 1986 to 1990 accident years. This net favorable development arises on the Company's casualty accounts offset by deterioration on the asbestos-related and environmental pollution losses in both the marine and casualty accounts on the 1985 and prior accident years.

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

Asbestos-related and Environmental Losses and Loss Adjustment Expenses Incurred
                           and Reserves Outstanding
                             (net of reinsurance)

                                                                              Year ended December 31,
(dollars in thousands)                                         2000                    1999                    1998
-------------------------------------------------------------------------------------------------------------------------
Reserves for unpaid losses and loss adjustment
  expenses, at beginning of year                                 $ 90,277                 $95,890                 $89,097
Incurred losses and loss adjustment expenses                       22,988                    (137)                  9,216
Paid losses and loss adjustment expenses                           (8,132)                 (5,476)                 (2,423)
                                                         ----------------        ----------------        ----------------
Reserves for unpaid losses and loss adjustment
  expenses, at end of year                                       $105,133                 $90,277                 $95,890
                                                         ================        ================        ================

    The reinsurance recoverables netted against the asbestos-related and environmental pollution loss reserves for each of the years 2000, 1999 and 1998, are as follows:

(dollars in thousands)                                        2000                    1999                    1998
-------------------------------------------------------------------------------------------------------------------------
Gross reserves                                                   $167,161                $128,192                $129,166
Reinsurance recoverables                                          (62,028)                (37,915)                (33,276)
                                                         ----------------        ----------------        ----------------
  Net reserves                                                   $105,133                $ 90,277                $ 95,890
                                                         ================        ================        ================

12. Allowance for Doubtful Accounts

    Insurance balances receivable and reinsurance recoverable on paid and unpaid losses are stated after deduction of an allowance for doubtful accounts at December 31, 2000 and 1999, of $48,189,000 and $46,440,000, respectively.
Doubtful accounts against which provisions of $7,643,000 had previously been made were written off during 2000. The charge to doubtful accounts was $9,392,000, $8,497,000 and $9,464,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

13. Commitments and Contingent Liabilities

    (a) On January 31, 2001, the Company received notice of a lawsuit filed in the United States District Court for the Southern District of New York against Terra Nova by Palladium Insurance Limited and Bank of America, N.A. seeking approximately $27 million plus exemplary damages in connection with alleged reinsurance agreements. The Company believes it has numerous defenses to these claims, including the defense that the alleged reinsurance agreements were not valid. The Company intends to vigorously defend this matter, however, it cannot predict the outcome at this time.

    The Company has other contingencies that arise in the normal conduct of its operations. In the opinion of management, the resolution of these contingencies are not expected to have a material impact on the Company's financial condition or results of operations.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            Notes to Consolidated Financial Statements (continued)

    (b) The Company entered into various lease agreements for office space. Certain leases have options permitting renewals for additional periods. As well as minimum fixed rentals, certain leases contain escalation clauses related to the cost of living in future years. The future minimum aggregate rental commitments for office space at December 31, 2000, under non-cancelable operating leases are as follows:

(dollars in thousands)
--------------------------------------------------------------------------------------------------------------
2001                                                                                                   $ 4,727
2002                                                                                                     3,158
2003                                                                                                     3,119
2004                                                                                                     2,834
2005                                                                                                     2,825
2006 and later years                                                                                    18,902
                                                                                              ----------------
                                                                                                       $35,565
                                                                                              ================

    Rental expense on property leases of $5,057,000, $4,467,000 and $4,246,000 was incurred for the periods to December 31, 2000, 1999 and 1998, respectively.

14. Extraordinary Charge Arising on Extinguishment of Debt

    An extraordinary charge of $11.6 million arose during the second quarter of 1998 as a result of Markel International extinguishing all of its $100 million 10.75% Senior Notes due 2005 (the "Senior Notes"). The charge was net of a $5.2 million income tax benefit.

    The Senior Notes were extinguished as follows:

    (a) On April 1, 1998, Markel International repurchased $4.5 million of the Senior Notes for consideration of $5.2 million, including accrued interest.
    (b) On May 18, 1998, Markel International completed a cash tender for the remaining $95.5 million of the Senior Notes for consideration of $111.9 million, including accrued interest.

    The extraordinary charge has been recognized in the period of extinguishment under SFAS No.125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

15. Long-Term Debt

    The Company's total outstanding consolidated indebtedness at December 31, 2000, was made up of $100 million of 7.0% Senior Notes due 2008, issued in 1998, and $75 million 7.2% Senior Notes due 2007, issued in 1997. The estimated fair value of these Senior Notes at December 31, 2000, was $161.1 million, comprising $91.2 million of 7.0% Senior Notes due 2008 and $69.9 million of 7.2% Senior Notes due 2007.

    The Senior Notes were issued by Markel International and are guaranteed fully and unconditionally by Bermuda Holdings. The Senior Notes may be redeemed at any time at the option of Markel International at a redemption price equal to the sum of: (i) the principal amount of the Senior Notes being redeemed plus accrued interest to the redemption date; and (ii) the make-whole amount, if any.

16. Segment Information

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

            Notes to Consolidated Financial Statements (continued)

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

    (a) The table below summarizes the segment disclosures for the years ended December 31, 2000, 1999 and 1998. Prior year amounts have been reclassified to conform with the current year presentation.

                                                                                 Year ended December 31,
(dollars in thousands)                                           2000                     1999                    1998
--------------------------------------------------------------------------------------------------------------------------
Segment revenue
London Company Market                                           $ 186,655                $ 227,694                $252,714
Lloyd's Market                                                    248,214                  141,022                  62,709
Investing                                                          93,628                  120,708                 111,225
Other                                                             168,671                  216,565                 231,485
                                                       ------------------      -------------------      ------------------
     Total                                                      $ 697,168                $ 705,989                $658,133
                                                       ==================      ===================      ==================

Segment (loss) profit
London Company Market                                           $ (74,707)               $ (57,026)               $ 19,356
Lloyd's Market                                                    (48,174)                  (6,884)                 (1,351)
Investing                                                          93,628                  120,708                 111,225
Other                                                             (80,870)                (112,911)                (13,348)
                                                       ------------------      -------------------      ------------------
     Total                                                      $(110,123)               $ (56,113)               $115,882
                                                       ==================      ===================      ==================

Combined ratio
London Company Market                                                 140%                     125%                     92%
Lloyd's Market                                                        119                      105                     102
Investing                                                               -                        -                       -
Other                                                                 148                      152                     106
                                                       ------------------      -------------------      ------------------
     Total                                                            134%                     130%                     99%
                                                       ==================      ===================      ==================
(dollars in thousands)                                         2000                   1999                   1998
-----------------------------------------------------------------------------------------------------------------------
Segment assets
London Company Market                                          $        -             $        -             $        -
Lloyd's Market                                                          -                      -                      -
Investing                                                       1,368,900              1,490,808              1,575,037
Other                                                           1,267,691              1,140,892                904,335
                                                       ------------------     ------------------     ------------------
     Total                                                     $2,636,591             $2,631,700             $2,479,372
                                                       ==================     ==================     ==================

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                               AND SUBSIDIARIES

          Notes to the Consolidated Financial Statements (continued)

    (b) The table below reconciles segment (loss) profit to the Company's consolidated financial statements.

                                                                             Year ended December 31,
(dollars in thousands)                                        2000                    1999                    1998
-------------------------------------------------------------------------------------------------------------------------
Segment (loss) profit                                           $(110,123)               $(56,113)               $115,882
Reconciling items:
 Interest expense                                                 (12,400)                (12,400)                (13,697)
 Merger expenses                                                  (18,416)                      -                       -
 Amortization expense                                              (3,787)                 (4,089)                   (924)
                                                       ------------------      ------------------      ------------------
        Net (loss) income before tax                            $(144,726)               $(72,602)               $101,261
                                                       ==================      ==================      ==================

17. Statutory Financial Data

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

    A reconciliation of total technical provisions (excluding provision for unearned premiums) reported in Terra Nova's annual FSA Return, to Terra Nova's reserve for unpaid losses and loss adjustment expenses under U.S. GAAP for the years ended December 31, 2000, 1999 and 1998, is provided below:

                                                                        Year ended December 31,
(dollars in thousands)                                  2000                     1999                       1998
-----------------------------------------------------------------------------------------------------------------------
                                                     (Unaudited)
Technical provisions (excluding provision for
  unearned premiums)                                      $759,892                 $896,181                   $950,173
Equalization provision                                           -                        -                    (20,180)
Aviation business in run-off                               (54,289)                 (59,229)                   (65,752)
                                                 -----------------        -----------------          -----------------
Unpaid losses and loss adjustment expenses                $705,603                 $836,952                   $864,241
                                                 =================        =================          =================

    Terra Nova's unaudited required minimum statutory solvency margin and unaudited statutory solvency margin at December 31, 2000, were $35,529,000 and $105,322,000, respectively. Terra Nova's unaudited and estimated FSA Return policyholders' surplus and unaudited net income for the year ended December 31, 2000, and the audited FSA Return policyholders' surplus and net income as reported in the annual returns to the FSA for the years ended December 31, 1999 and 1998, are as follows:

(dollars in thousands)                                    2000                       1999                        1998
--------------------------------------------------------------------------------------------------------------------------
                                                      (Unaudited)
Policyholders' surplus                                     $140,851                   $154,920                    $270,732
Net (loss) income before dividends                          (12,751)                    (7,315)                     39,327

    Terra Nova's ability to pay dividends is limited by a Notice of Requirements issued by the FSA which requires Terra Nova to give 14 days' advance notice to the FSA of its intention to declare and pay a dividend. In addition, Terra Nova must comply with the Companies Act 1985 which provides that dividends may only be paid out of distributable profits.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            Notes to Consolidated Financial Statements (continued)

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

    Terra Nova (Bermuda) ceased accepting new business on April 2, 2000. On September 15, 2000, Terra Nova (Bermuda) de-registered as a Class 4 insurer, and obtained approval as a Class 3 insurer.

    Terra Nova (Bermuda)'s statutory capital and surplus and minimum required statutory capital and surplus and net income for the years ended December 31, 2000, 1999 and 1998, respectively, were:

dollars in thousands                                     2000                         1999                      1998
--------------------------------------------------------------------------------------------------------------------------
                                                      (Unaudited)
Statutory capital and surplus                              $104,898                     $168,261                  $324,580
Minimum required statutory capital and surplus              100,000                      100,000                   100,862
Net income before dividends                                  14,211                       69,681                    49,570

    (c) Markel Capital must comply with the Companies Act 1985 which provides that dividends may only be paid out of distributable profits.

    Bermuda Holdings' and Markel International's ability to meet their expenses and debt services requirements is dependent upon the ability of Terra Nova and Terra Nova (Bermuda) to pay dividends as described above.

18. Summarized Financial Information for Markel International Limited ("Markel International")

    Markel International changed its name from Terra Nova Insurance (UK) Holdings plc on April 20, 2000. On November 3, 2000, Markel International was re-registered as a private limited company. Accordingly, the name was changed to Markel International Limited and the status of the company changed to private with effect from that date.

    Markel International's summarized consolidated balance sheet information as at December 31, 2000, and December 31, 1999, and summarized consolidated statement of operations information for the year ended December 31, 2000, and 1999, is set out below.

    Markel International is the issuer of $75 million 7.2% Senior Notes due 2007 and $100 million 7.0% Senior Notes due 2008. The Senior Notes are guaranteed fully and unconditionally by the Company.

                                                                                         December 31,
(dollars in thousands)                                                          2000                     1999
---------------------------------------------------------------------------------------------------------------------
Investments and cash                                                              $  964,969               $  803,070
Reinsurance recoverable on unpaid losses                                             723,787                  530,102
Accrued premium income                                                               146,061                  215,225
Other assets                                                                         471,243                  485,555
                                                                        --------------------       ------------------
     Total assets                                                                 $2,306,060               $2,033,952
                                                                        ====================       ==================

Unpaid losses and loss adjustment expenses                                        $1,573,617               $1,291,312
Unearned premiums                                                                    363,412                  446,224
Long-term debt                                                                       175,000                  175,000
Other liabilities                                                                     93,680                   88,071
                                                                        --------------------       ------------------
     Total liabilities                                                             2,205,709                2,000,607
                                                                        --------------------       ------------------
     Total shareholder's equity                                                      100,351                   33,345
                                                                        --------------------       ------------------
     Total liabilities and shareholder's equity                                   $2,306,060               $2,033,952
                                                                        ====================       ==================

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                             AND ITS SUBSIDIARIES

            Notes to Consolidated Financial Statements (continued)

                                                                               Year ended December 31,
(dollars in thousands)                                         2000                     1999                    1998
--------------------------------------------------------------------------------------------------------------------------
Net earned premiums                                             $ 571,497                $ 529,651                $453,406
Net investment income                                              52,482                   56,034                  56,858
Realized investment gains                                           1,452                   20,332                  15,544
Foreign exchange gains (losses)                                     4,407                    2,945                    (483)
Agency income                                                      10,715                   12,369                  17,057
                                                         ----------------         ----------------        ----------------
     Total revenues                                               640,553                  621,331                 542,382
                                                         ----------------         ----------------        ----------------
Underwriting costs and expenses                                   796,341                  749,730                 489,646
                                                         ----------------         ----------------        ----------------
(Loss) income from operations before income tax and
  extraordinary charge                                           (155,788)                (128,399)                 52,736
                                                         ----------------         ----------------        ----------------
     Net (loss) income                                          $(143,361)               $ (90,771)               $ 23,878
                                                         ================         ================        ================

19. Unaudited Selected Quarterly Financial Data

                                          Three months            Three months            Three months            Three months
                                              ended                   ended                   ended                   ended
(dollars in thousands)                      March 31                 June 30              September 30            December 31
--------------------------------------------------------------------------------------------------------------------------------
2000
Gross premium volume                           $ 289,867                $162,964                $129,413               $ 123,161
Net written premium                              241,402                 108,690                  93,298                 101,504
Net retention                                         83%                     67%                     72%                     82%
Net earned premiums                              154,736                 170,809                 131,449                 146,545
Underwriting loss                               (100,555)                (37,701)                (25,950)                (39,546)
GAAP combined ratio                                  165%                    122%                    120%                    127%

1999
Gross premium volume                           $ 380,948                $173,105                $156,202               $ 154,678
Net written premium                              307,243                 123,862                 125,091                  62,250
Net retention                                         81%                     72%                     80%                     40%
Net earned premiums                              140,010                 156,388                 162,973                 125,910
Underwriting loss                                    113                 (35,705)                 (7,381)               (133,848)
GAAP combined ratio                                  100%                    123%                    105%                    206%

20.    Derivatives

    The Company enters into forward foreign exchange contracts to hedge foreign currency transactions. Gains or losses from currency rate changes on forward contracts hedging foreign currency transactions are recorded currently in earnings. At December 31, 2000, the Company had entered into contracts with an aggregate notional amount of $45.3 million to buy U.K. sterling. Contract maturities range from June 2001 to June 2002. The effect from foreign currency transactions, including hedging activities was a gain of $4.4 million for the year ended December 31, 2000.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Previously reported.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

    (a) Index to Financial Statements. The financial statements filed as part of this report are listed in the Index to Financial Statements on page 12.

Index to Financial Statement Schedules
--------------------------------------

                                                                                             Page
                                                                                             ----
Schedule II(a)  - Condensed Financial Information of Registrant (Parent Company)
                - Condensed Balance Sheets                                                      40


Schedule II(b)  - Condensed Financial Information of Registrant (Parent Company)
                - Condensed Statements of Operations                                            41

Schedule II(c)  - Condensed Financial Information of Registrant (Parent Company)
                - Condensed Statements of Cash Flows                                            42


Schedules I, III, IV, V and VI have been omitted since they either are not required or are not applicable, or the information called for is shown in the consolidated financial statements.

(b) Reports on Form 8-K. Reports on Form 8-K filed since the third quarter 2000
  Form 10-Q filing:

                None.

(c) Exhibits. The Index to Exhibits and the Exhibits filed as part of this
  report.                                                                                       43

                                                     Supplemental Schedule II(a)

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES
                   PARENT COMPANY FINANCIAL INFORMATION (1)
                           CONDENSED BALANCE SHEETS
                            (dollars in thousands)


                                                                                     December 31,
                                                              --------------------------------------------------------
                                                                         2000                              1999
ASSETS
------
  Investment in subsidiaries                                                $250,618                          $210,389
  Fixed maturities                                                            22,878                           119,627
  Common stocks                                                                4,493                           108,025
                                                              ----------------------            ----------------------
     Total investments                                                       277,989                           438,041
  Other assets                                                                12,019                            13,281
                                                              ----------------------            ----------------------
     Total assets                                                           $290,008                          $451,322
                                                              ======================            ======================

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------

  Other liabilities                                                         $ 11,303                          $  7,312
                                                              ----------------------            ----------------------
  Total liabilities                                                           11,303                             7,312
                                                              ----------------------            ----------------------

   Total shareholder's equity                                                278,705                           444,010
                                                              ----------------------            ----------------------
     Total liabilities and shareholder's equity                             $290,008                          $451,322
                                                              ======================            ======================

(1) The parent company condensed financial information should be read in conjunction with the consolidated financial statements, notes and the accompanying reports of independent accountants.

                                                     Supplemental Schedule II(b)

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES
                   PARENT COMPANY FINANCIAL INFORMATION (1)
                      CONDENSED STATEMENTS OF OPERATIONS
                            (dollars in thousands)


                                                                                   Year Ended
                                                                                   December 31,
                                                    ----------------------------------------------------------------------
                                                               2000                      1999                      1998
Revenues:
  Net investment income                                      $   7,082                  $  3,497                   $ 3,618
  Realized gains (losses) on sales of investments                5,134                       (29)                      246
  Foreign exchange gains (losses)                                   54                         -                        (1)
                                                    ------------------        ------------------        ------------------
     Total revenues                                             12,270                     3,468                     3,863
                                                    ------------------        ------------------        ------------------

Expenses:
  Deferred debt expenses                                             -                       665                       664
  Salaries                                                       2,391                     6,722                     1,436
  Legal and professional expenses                                6,927                     1,824                       842
  Other expenses                                                12,086                     1,111                     1,007
                                                    ------------------        ------------------        ------------------
     Total expenses                                             21,404                    10,322                     3,949
                                                    ------------------        ------------------        ------------------

Loss from operations before equity in
  net income of consolidated subsidiaries                       (9,134)                   (6,854)                      (86)
Equity in net (loss) income of
    consolidated subsidiaries                                 (123,165)                  (28,120)                   72,485
                                                    ------------------        ------------------        ------------------
     Net (loss) income                                       $(132,299)                 $(34,974)                  $72,399
                                                    ==================        ==================        ==================


(1) The parent company condensed financial information should be read in conjunction with the consolidated financial statements, notes and the accompanying reports of independent accountants.

                                                     Supplemental Schedule II(c)

              TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES
                   PARENT COMPANY FINANCIAL INFORMATION (1)
                      CONDENSED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)


                                                                                    Year Ended
                                                                                    December 31,
                                                    -----------------------------------------------------------------------
                                                              2000                      1999                       1998

Cash flows from operating activities:
  Net (loss) income                                          $(132,299)                 $(34,974)                  $ 72,399

Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
Equity in net loss (income) of consolidated
    subsidiaries                                               123,165                    28,120                    (72,485)
Realized capital (gains) losses                                 (5,134)                       29                       (246)
Stock option compensation expense                                9,638                      (660)                         -
Change in accrued investment income                                838                      (976)                       201
Change in other assets and liabilities, net                      3,989                     4,235                        950
                                                    ------------------        ------------------        -------------------
    Net cash provided by (used in) operating
      activities                                                   197                    (4,226)                       819
                                                    ------------------        ------------------        -------------------

Cash flows from investing activities:
  Proceeds of fixed maturities sold                             58,826                    11,774                     19,291
  Proceeds of stocks sold                                       66,927                         -                          -
  Purchase of fixed maturities                                 (26,834)                  (34,211)                   (12,045)
  Purchase of stocks                                           (28,397)                        -                          -
                                                    ------------------        ------------------        -------------------
    Net cash provided by (used in) investing
      activities                                                70,522                   (22,437)                     7,246
                                                    ------------------        ------------------        -------------------

Cash flows from financing activities:
  Purchase of new share capital in subsidiary (2)                 (667)                        -                          -
  Proceeds from shares issued                                       46                     3,145                        637
  Stock repurchases                                                  -                    (3,887)                    (3,400)
  Ordinary dividends received from subsidiary
    Company (3)                                                     68                    37,889                          -
  Ordinary dividends paid to stockholders                      (75,000)                   (6,155)                    (5,968)
                                                    ------------------        ------------------        -------------------
    Net cash (used in) provided by financing
      activities                                               (75,553)                   30,992                     (8,731)
                                                    ------------------        ------------------        -------------------

Change in cash and cash equivalents                             (4,834)                    4,329                       (666)
Cash and cash equivalents at beginning of year                   5,809                     1,480                      2,146
                                                    ------------------        ------------------        -------------------
Cash and cash equivalents at end of year                     $     975                  $  5,809                   $  1,480
                                                    ==================        ==================        ===================


(1) The parent company condensed financial information should be read in conjunction with the consolidated financial statements, notes and the accompanying reports of independent accountants.
(2) Total purchase of new share capital in subsidiary company was $188.0 million in 2000.
(3) Total dividends received from subsidiaries were $40.0 million in 2000 and $213.0 million in 1999.

ITEM 14 - EXHIBITS
------------------

(c) Exhibits

Exhibit
Number

3.1 Certificate of Incorporation and Memorandum of Association of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, Registration No. 33-93358).

3.2 Amended and Restated Bye-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, Registration No. 333-1726).

4 The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instructions defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of registrant at December 31, 2000, and the respective Notes thereto, included in this Annual Report on Form 10-K.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TERRA NOVA (BERMUDA) HOLDINGS LTD

By:  Anthony F. Markel
     President and Chief Executive Officer
     March 30, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           Signature and Title                                               Date
                           -------------------                                               ----
    By   /S/  JEREMY D. COOKE                                                           March 30, 2001
         Jeremy D. Cooke
         Chief Operating Officer

    By   /S/  ANDREW J. DAVIES                                                          March 30, 2001
         Andrew J. Davies
         Finance Director and Principal Accounting Officer

    By   /S/  STEVEN A. MARKEL                                                          March 30, 2001
         Steven A. Markel
         Director

    By   /S/  ANTHONY F. MARKEL                                                         March 30, 2001
         Anthony F. Markel
         President, Chief Executive Officer and Director

    By   /S/  ALAN I. KIRSHNER                                                          March 30, 2001
         Alan I. Kirshner
         Director

    By   /S/  DARRELL D. MARTIN                                                         March 30, 2001
         Darrell D. Martin
         Director