Form 10-Q
period 2001-03-31
TERRA NOVA BERMUDA HOLDING LTD
filed 2001-05-15
CIK 935937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

  [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

  [ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from _________ to __________


                         Commission File number 1-13832


                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
             (Exact name of registrant as specified in its charter)


         Bermuda                                N/A
----------------------------------  ----------------------------
 (State or other jurisdiction of           (I.R.S. Employer
 incorporation or organisation)           Identification No)


                                 Richmond House
                              12 Par La Ville Road
                                  Hamilton NM08
                                     Bermuda
                     --------------------------------------
                    (Address of principal executive offices)


                            Telephone: (441) 292 7731
                  ---------------------------------------------
               (Registrants telephone number, including area code)

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

                              YES   X        NO
                                  -----         ------

The registrant meets the conditions set out in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

The number of registrant's ordinary shares ($5.80 par value) outstanding on May 15, 2001, was 40,002,069.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q




     Part I - FINANCIAL INFORMATION                                              Page No.
     ------------------------------                                              --------
Item 1. Financial Statements:

        Consolidated Balance Sheets
         March 31, 2001 (Unaudited) and December 31, 2000                              2

        Consolidated Statements of Operations (Unaudited)
         Three months ended March 31, 2001 and 2000                                    3

        Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
         Three months ended March 31, 2001 and 2000                                    4

        Consolidated Statements of Shareholder's Equity (Unaudited)
         Three months ended March 31, 2001 and 2000                                    5

        Consolidated Statements of Cash Flows (Unaudited)
         Three months ended March 31, 2001 and 2000                                    6

        Notes to the Interim Consolidated Financial Statements (Unaudited)             7


Item 2. Management's Discussion of Results of Operations                              12

Item 3. Quantitative and Qualitative Disclosure About Market Risk                     16

     Part II - OTHER INFORMATION
     ---------------------------
Item 6. Exhibits and Reports on Form 8-K                                              17

Signatures                                                                            18

Index to Exhibits                                                                     19

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             (dollars in thousands)


                                                                          At March 31,               At December 31,
                                                                              2001                         2000
                                                                          (Unaudited)
                                                                      ------------------           ------------------
                         ASSETS
Investments available for sale, at fair value:
 Fixed maturities:
   Bonds (amortized cost $1,123,336 and $1,184,715, respectively)             $1,157,330                   $1,206,548
   Common stocks (cost $72,549 and $70,792, respectively)                         84,905                       87,056
                                                                      ------------------           ------------------
Total investments                                                              1,242,235                    1,293,604

Cash and cash equivalents                                                         98,377                       75,296
Accrued investment income                                                         26,076                       26,347
Insurance balances receivable                                                    135,343                      120,844
Reinsurance recoverable on paid losses                                           116,760                       88,597
Reinsurance recoverable on unpaid losses                                         630,185                      589,884
Accrued premium income                                                           169,983                      160,048
Prepaid reinsurance premiums                                                      81,919                       56,391
Deferred acquisition costs                                                        90,477                       70,241
Income taxes recoverable                                                           1,743                        2,070
Deferred income taxes                                                             36,467                       33,634
Other assets                                                                     113,143                      119,635
  Total assets                                                                $2,742,708                   $2,636,591
                                                                      ==================           ==================

                        LIABILITIES
Unpaid losses and loss adjustment expenses                                    $1,675,420                   $1,671,738
Unearned premiums                                                                430,774                      367,167
Insurance balances payable                                                       124,519                       78,186
Long-term debt                                                                   175,000                      175,000
Other liabilities                                                                 56,009                       65,795
                                                                      ------------------           ------------------
  Total liabilities                                                           $2,461,722                   $2,357,886
                                                                      ------------------           ------------------

                    SHAREHOLDER'S EQUITY
Common shares
"A" ordinary shares, 75,000,000 authorized, $5.80 par value
   (40,002,069 issued and outstanding; 2000: 40,002,069)                         232,012                      232,012
"B" ordinary shares, convertible, 10,000,000 authorized, $5.80 par value
   (nil issued and outstanding; 2000: nil)                                             -                            -
Additional capital                                                                34,153                       34,153
Retained deficit                                                                 (11,699)                     (12,136)
Accumulated other comprehensive income                                            26,520                       24,676
  Total shareholder's equity                                                     280,986                      278,705
                                                                      ------------------           ------------------

                                                                      ------------------           ------------------
  Total liabilities and shareholder's equity                                  $2,742,708                   $2,636,591
                                                                      ==================           ==================


    See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                             (dollars in thousands)



                                                                     Three months ended
                                                                          March 31,
                                                               2001                       2000
                                                       -----------------         ------------------

Revenues
 Net written premiums                                           $184,296                  $ 241,402
 Increase in unearned premiums                                   (47,327)                   (86,666)
                                                       -----------------         ------------------
 Net earned premiums                                             136,969                    154,736
 Net investment income                                            19,638                     21,621
 Realized net capital gains (losses) on sales of
   investments                                                     4,080                     (3,674)
     Total revenues                                              160,687                    172,683
                                                       -----------------         ------------------

Expenses
 Losses and loss adjustment expenses, net                        107,825                    156,791
 Acquisition costs                                                43,830                     90,103
 Other operating expenses                                          6,402                      7,887
 Foreign exchange losses (gains)                                     289                     (1,765)
 Interest expense                                                  3,100                      3,100
 Agency expense (contribution)                                       143                       (390)
 Other expenses                                                      752                      2,666
 Amortization of intangible assets                                 1,093                        981
 Merger expenses                                                       -                     18,416
                                                       -----------------         ------------------
     Total expenses                                              163,434                    277,789
                                                       -----------------         ------------------
Loss from operations before income tax                            (2,747)                  (105,106)
Income tax benefit                                                (3,184)                   (22,213)
                                                       -----------------         ------------------
Net income (loss)                                               $    437                  $ (82,893)
                                                       =================         ==================


    See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                                  (Unaudited)
                             (dollars in thousands)



                                                                    Three months ended
                                                                         March 31,
                                                              2001                      2000
                                                      ------------------         -----------------
Net income (loss)                                                $   437                  $(82,893)
                                                      ------------------         -----------------

Other comprehensive income:

Unrealized appreciation of investments before                     12,333                     7,152
 tax
Tax (expense)                                                       (730)                   (2,815)
                                                      ------------------         -----------------
Unrealized appreciation of investments after
 tax                                                              11,603                     4,337
                                                      ------------------         -----------------

Less:
 Reclassification adjustment for (gains) losses
  included in net income (loss)                                   (4,080)                    3,674
 Tax benefit (expense)                                               909                      (894)
                                                      ------------------         -----------------
 Reclassification adjustment for gains
  included in net income (loss) after tax                         (3,171)                    2,780
                                                      ------------------         -----------------

Currency translation adjustments                                  (6,588)                   (1,298)
                                                      ------------------         -----------------

Other comprehensive income                                         1,844                     5,819
                                                      ------------------         -----------------


                                                      ------------------         -----------------
Comprehensive income (loss)                                      $ 2,281                  $(77,074)
                                                      ==================         =================


    See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                Consolidated Statements of Shareholder's Equity
                                  (Unaudited)
                             (dollars in thousands)

                                                                                Three months ended March 31,
                                                                             2001                       2000
                                                                      ------------------         ------------------
Common "A" shares:
 Balance, beginning of period                                                   $232,012                  $ 141,219
 Cancellation of shares                                                                -                   (141,207)
 Issue of shares                                                                       -                    232,000
                                                                      ------------------         ------------------
     Balance, end of period                                                      232,012                    232,012
                                                                      ------------------         ------------------

Common "B" shares:
 Balance, beginning of period                                                          -                     10,418
 Cancellation of shares                                                                -                    (10,418)
                                                                      ------------------         ------------------
     Balance, end of period                                                            -                          -
                                                                      ------------------         ------------------

Stock held in Trust, at cost:
 Balance, beginning of period                                                          -                    (16,787)
 Exercise of stock options                                                             -                      1,046
 Cancellation of stock held in Trust                                                   -                     15,741
                                                                      ------------------         ------------------
     Balance, end of period                                                            -                          -
                                                                      ------------------         ------------------

Deferred equity compensation:
 Balance, beginning of period                                                          -                      7,564
 Exercise of stock options                                                             -                     (4,839)
 Stock option compensation expense                                                     -                      9,850
 Transfer to additional capital                                                        -                    (12,575)
                                                                      ------------------         ------------------
     Balance, end of period                                                            -                          -
                                                                      ------------------         ------------------

Additional capital:
 Balance, beginning of period                                                     34,153                    113,855
 Exercise of stock options                                                             -                      3,838
 Cancellation of shares                                                                -                    (80,374)
 Cancellation of stock held in Trust                                                   -                    (15,741)
 Transfer from deferred equity compensation                                            -                     12,575
                                                                      ------------------         ------------------
    Balance, end of period                                                        34,153                     34,153
                                                                      ------------------         ------------------

Retained (deficit) earnings:
 Balance, beginning of period                                                    (12,136)                   195,163
 Net income (loss)                                                                   437                    (82,893)
 Dividends paid on ordinary shares                                                     -                    (75,000)
                                                                      ------------------         ------------------
    Balance, end of period                                                       (11,699)                    37,270
                                                                      ------------------         ------------------

Accumulated other comprehensive income (loss):
 Balance, beginning of period                                                     24,676                     (7,422)
 Unrealized appreciation of investments, net of tax                                8,432                      7,117
 Currency translation adjustments                                                 (6,588)                    (1,298)
                                                                      ------------------         ------------------
    Balance, end of period                                                        26,520                     (1,603)
                                                                      ------------------         ------------------

    Total shareholder's equity                                                  $280,986                  $ 301,832
                                                                      ==================         ==================

    See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (dollars in thousands)

                                                                                          Three months ended
                                                                                              March, 31,
                                                                                 2001                           2000
                                                                          -----------------             ------------------

Cash flows from operating activities:
  Net income (loss)                                                                $    437                      $ (82,893)

Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
 Amortization of goodwill                                                             1,093                            981
 Bad debt expenses                                                                        -                          1,630
 Stock option compensation expense                                                        -                          9,850
 Realized net capital (gains) losses                                                 (4,080)                         3,674
 Change in unpaid losses and loss adjustment expenses                                16,391                         77,024
 Change in unearned premiums and prepaid reinsurance                                 38,079                         98,530
 Change in insurance balances payable                                                46,333                         32,721
 Change in insurance balances receivable, accrued premium income
  and reinsurance recoverable on paid and unpaid losses                             (91,728)                      (182,539)
 Change in deferred acquisition costs                                               (20,236)                         6,650
 Change in accrued investment income                                                    271                          2,709
 Change in current and deferred income taxes                                         (3,175)                       (20,359)
 Change in other assets and liabilities, net                                         (6,604)                       (10,368)
                                                                          -----------------             ------------------
   Total adjustments                                                                (23,656)                        20,503
                                                                          -----------------             ------------------
   Net cash and cash equivalents used in operating activities                       (23,219)                       (62,390)
                                                                          -----------------             ------------------

Cash flows from investing activities:
 Proceeds of fixed maturities matured                                                20,000                         13,294
 Proceeds of fixed maturities sold                                                   79,256                        360,287
 Proceeds of equity securities sold                                                   4,323                         19,900
 Purchase of fixed maturities                                                       (52,071)                      (230,674)
 Purchase of equity securities                                                       (4,790)                       (20,280)
                                                                          -----------------             ------------------
   Net cash and cash equivalents provided by investing activities                    46,718                        142,527
                                                                          -----------------             ------------------

Cash flows from financing activities:
 Ordinary dividends paid to shareholders                                                  -                        (75,000)
 Proceeds from exercise of stock options                                                  -                             46
                                                                          -----------------             ------------------
   Net cash and cash equivalents used in financing activities                             -                        (74,954)
                                                                          -----------------             ------------------
Change in cash and cash equivalents                                                  23,499                          5,183
Exchange on foreign currency cash balances                                             (418)                           (98)
Cash and cash equivalents at beginning of period                                     75,296                         74,798
                                                                          -----------------             ------------------
Cash and cash equivalents at end of period                                         $ 98,377                      $  79,883
                                                                          =================             ==================

Supplemental disclosure of cash flow information
 Income taxes paid (repaid)                                                        $     31                      $  (4,223)
                                                                          -----------------             ------------------
 Interest paid                                                                     $  2,700                      $   2,700
                                                                          -----------------             ------------------


    See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

1. Basis of Presentation

  The accompanying interim consolidated financial statements ("Statements") present information about Terra Nova (Bermuda) Holdings Ltd. (the "Company"), a wholly owned subsidiary of Markel Corporation, and have been prepared on the basis of United States generally accepted accounting principles. All material intercompany transactions and balances have been eliminated. In the opinion of management, these unaudited Statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for interim periods do not necessarily indicate the results to be expected for the full year.

  These Statements should be read with the audited consolidated financial statements as of December 31, 2000.


2. Contingencies

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

  The Company cedes reinsurance to and assumes reinsurance from Lloyd's of London ("Lloyd's") syndicates. At March 31, 2001, the aggregate exposure on reinsurance ceded to Lloyd's syndicates for continuing operations, including estimated reinsurance recoveries for losses incurred but not reported, was approximately $177 million.

  On January 29, 2001, Reliance Insurance Company entered into an order of supervision with the Pennsylvania Insurance Department under which its business and operations will be monitored and reviewed by the Department. At March 31, 2001, and December 31, 2000, Reliance Insurance Company and its affiliates (Reliance Insurance Group) owed the Company approximately $33.4 million in reinsurance recoverables for paid and unpaid losses. These balances were considered in the normal course of assessing the collectability of reinsurance recoverables. The Company believes this matter will not have a material impact on its financial condition or result of operations.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

3.    Reinsurance (Continued)

(a)  Net written premiums are comprised of the following:

                                                Three months ended
                                                     March 31,
                                              2001                 2000
                                     --------------------------------------
                                              (dollars in thousands)

Direct business                               $175,665             $181,639
Reinsurance assumed                             74,962              108,228
Reinsurance ceded                              (66,331)             (48,465)
                                     -----------------      ---------------
Net written premiums                          $184,296             $241,402
                                     =================      ===============

(b)  Net earned premiums are comprised of the following:

                                                Three months ended
                                                     March 31,
                                               2001                 2000
                                     --------------------------------------
                                              (dollars in thousands)

Direct business                               $131,389              135,545
Reinsurance assumed                             45,623               65,220
Reinsurance ceded                              (40,043)             (46,029)
                                     -----------------      ---------------
Net earned premiums                           $136,969             $154,736
                                     =================      ===============

(c)  Losses and loss adjustment expenses, net, are comprised of the following:

                                                           Three months ended
                                                               March 31,
                                                          2001                 2000
                                                --------------------------------------
                                                         (dollars in thousands)

Losses and loss adjustment expenses                     $ 211,632            $ 293,485
Reinsurance ceded                                        (103,807)            (136,694)
                                                -----------------      ---------------
Losses and loss adjustment expenses, net                $ 107,825            $ 156,791
                                                =================      ===============


4.  Business Segments

  The Company has three operating segments: the London Company Market, the Lloyd's Market and Investing. All investing activities are included in the Investing operating segment. Discontinued programs and non-strategic insurance subsidiaries are included in Other for purposes of segment reporting.

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

4.    Business Segments (Continued)

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

(a)  Following is a summary of segment disclosures:

Segment Revenues
-----------------
                                                 Three months ended March 31,
                                          ----------------------------------------
                                            2001                             2000
                                          --------                          ------
                                                    (dollars in thousands)
London Company Market                     $ 37,360                         $ 54,562
Lloyd's Market                              67,250                           58,155
Investing                                   23,718                           17,947
Other                                       32,359                           42,019
                                          --------                         --------
Total                                     $160,687                         $172,683
                                          ========                         ========

Segment Profit (Loss)
---------------------
                                                 Three months ended March 31,
                                         -----------------------------------------
                                             2001                          2000
                                         -----------                     ---------
                                                    (dollars in thousands)
London Company Market                      $(7,180)                       $(57,725)
Lloyd's Market                              (5,849)                        (15,878)
Investing                                   23,718                          17,947
Other                                       (9,243)                        (26,953)
                                           -------                        --------
Total                                      $ 1,446                        $(82,609)
                                           =======                        ========

Combined Ratio
--------------------
                                             Three months ended March 31,
                                         -------------------------------------
                                            2001                          2000
                                         ----------                      -------
London Company Market                       120%                           206%
Lloyd's Market                              109%                           127%
Investing                                     -                              -
Other                                       129%                           164%
                                          -----                            ---
Total                                       116%                           165%
                                          =====                            ====

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

4.    Business Segments (Continued)

Segment Assets
--------------------
                                                     At March 31,
                                      ----------------------------------------
                                                 2001                     2000
                                      ---------------        -----------------
                                                (dollars in thousands)
London Company Market                      $        -               $        -
Lloyd's Market                                      -                        -
Investing                                   1,340,612                1,350,858
Unallocated assets                          1,402,096                1,324,508
                                      ---------------        -----------------
Total                                      $2,742,708               $2,675,366
                                      ===============        =================

(b) The following summary reconciles segment profit (loss) to the Company's consolidated financial statements:

                                               Three months ended March 31,
                                      -------------------------------------------
                                             2001                        2000
                                      ---------------           -----------------
                                                 (dollars in thousands)
  Segment profit (loss)                       $ 1,446                   $ (82,609)
  Reconciling items:
    Interest expense                           (3,100)                     (3,100)
    Merger expenses                                 -                     (18,416)
    Amortization of intangible assets          (1,093)                       (981)
                                        -------------               -------------
  Loss from operations before tax             $(2,747)                  $(105,106)
                                        =============               =============


5. Summarized Financial Information for Markel International Limited ("Markel International")

  Markel International's summarized consolidated balance sheet information as at March 31, 2001, and December 31, 2000, and summarized consolidated statement of operations information for the three months ended March 31, 2001, and 2000, is set out below.

  Markel International is the issuer of $75 million 7.2% Senior Notes due 2007 and $100 million 7.0% Senior Notes due 2008. The Senior Notes are guaranteed fully and unconditionally by the Company.

                                                                                March 31,                December 31,
                                                                                   2001                     2000
                                                                          --------------------        -----------------
                                                                                        (dollars in thousands)
Investments and cash                                                                $  927,541               $  964,969
Reinsurance recoverable on unpaid losses                                               757,072                  723,787
Accrued premium income                                                                 168,839                  146,061
Other assets                                                                           544,192                  471,243
                                                                           -------------------        -----------------
 Total assets                                                                       $2,397,644               $2,306,060
                                                                          ====================        =================

Unpaid losses and loss adjustment expenses                                          $1,590,282               $1,573,617
Unearned premiums                                                                      428,481                  363,412
Long-term debt                                                                         175,000                  175,000
Other liabilities                                                                      122,118                   93,680
                                                                           -------------------        -----------------
  Total liabilities                                                                  2,315,881                2,205,709
                                                                           -------------------        -----------------
  Total shareholder's equity                                                            81,763                  100,351
                                                                           -------------------        -----------------
  Total liabilities and shareholder's equity                                        $2,397,644               $2,306,060
                                                                          ====================        =================

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

5.  Summarized Financial Information for Markel International Limited
(Continued)

                                                                  Three months ended March 31,
                                                             2001                            2000
                                                      ------------------              ------------------
                                                                     (dollars in thousands)

Net earned premiums                                            $ 133,500                       $ 144,908
Net investment income                                             13,463                          12,698
Realized investment gains (losses)                                 3,350                          (2,975)
Foreign exchange (losses) gains                                     (293)                          1,807
Agency income                                                        680                           2,026
                                                      ------------------              ------------------
  Total revenues                                                 150,700                         158,464
                                                      ------------------              ------------------
Underwriting costs and expenses                                 (166,532)                       (234,932)
                                                      ------------------              ------------------
Loss from operations before income tax                           (15,832)                        (76,468)
                                                      ------------------              ------------------
  Net loss                                                     $ (12,649)                      $ (54,255)
                                                      ==================              ==================


6.  Derivatives

  The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, effective January 1, 2001. The standard requires that all derivatives be recorded as an asset or liability, at estimated fair value, regardless of the purpose or intent for holding the derivative. If a derivative does not qualify as a hedge under SFAS No. 133, all gains or losses from the change in the derivative's estimated fair value are recognized in earnings. The gains or losses from the change in estimated fair value of derivatives that qualify as hedges under SFAS No. 133 are recognized in earnings or other comprehensive income depending on the type of hedge relationship.

  The Company has entered into forward foreign exchange contracts which have been designated as hedges of net investments in foreign operations. The contracts are recorded at fair value, with the change in fair value recorded in cumulative translation adjustments (CTA) to the extent the change is equal to or less than the offsetting adjustment recorded in CTA that arose by translating the hedged foreign operation's financial statements to the Company's reporting
currency.   To the extent the change in the fair value of the forward contracts is greater than the adjustment of the net investment, it would be included in earnings.

  At March 31, 2001, the Company had entered into forward foreign exchange contracts with an aggregate notional amount of $81.5 million to buy United Kingdom Sterling. Contract maturities range from June 2001 to June 2002. The fair value of the forward contracts was a cumulative loss of $2.3 million at March 31, 2001 and was included in Other Liabilities on the accompanying consolidated balance sheets. The change in the fair value for the three months ended March 31, 2001 was a loss of $3.2 million and was included in CTA.

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

  The Company has identified certain factors that could cause actual plans or results to differ substantially from those included in any forward-looking statements. These risk factors include, but are not limited to, the following:
(i) uncertainties and changes in government policy and law (both statute and case law) with respect to the Company, its brokers or customers (for example, the Company is subjected to taxation in an additional jurisdiction, there is a change in the way insurance contracts are interpreted by a court of law, etc.);
(ii) uncertainties and changes in regulatory policy and law (for example, the Company is subjected to insurance regulation in an additional jurisdiction);
(iii) the occurrence of man-made or natural catastrophic events with a frequency or severity exceeding the estimates of the Company; (iv) the uncertainties of the reserving process; (v) changing rates of inflation and other economic conditions; (vi) losses due to foreign currency exchange rate fluctuations;
(vii) ability to collect reinsurance recoverables; (viii) changes in the availability, cost or quality of reinsurance; (ix) developments in global financial markets that could affect the Company's investment portfolio; (x) risks associated with the introduction of new products and services; (xi) increased competition on the basis of pricing, capacity, coverage terms or other factors; (xii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xiii) the impact of Year 2000 related issues on the Company's underwriting exposures; (xiv) the effects of mergers, acquisitions and divestitures; (xv) ineffectiveness or obsolescence of the Company's business strategy due to changes in present or future market conditions; (xvi) the legal environment and social trends; and
(xvii) the loss of the services of any of the Company's executive officers and significant changes in personnel.

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


The Company

  The following is a summary explanation of the material changes in the Company's revenue and expenses. All references to the "Company" are to Terra Nova (Bermuda) Holdings Ltd. and all of its direct and indirect subsidiaries, including Markel International Limited ("Markel International"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Compagnie de Reassurance d'Ile de France ("Corifrance"), Markel Syndicate Management Limited ("Markel Syndicate
Management") and Markel Capital Limited ("Markel Capital").    The Company is a
wholly owned subsidiary of Markel Corporation. This discussion should be read with the audited consolidated financial statements of the Company as of December 31, 2000.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

Business Operations

  The London Company Market consists of the operations of Terra Nova. The Lloyd's Market includes Markel Capital, which is the corporate capital provider for four Lloyd's syndicates for the 2001 year of account managed by Markel Syndicate Management. Non-Marine Syndicate 702, Marine Syndicate 1009, the continuing lines of Motor Syndicate 1228 and Non-Marine Syndicate 1239 are included in the Lloyd's Market segment. Discontinued syndicates, the discontinued lines of Motor Syndicate 1228, Terra Nova (Bermuda) and Corifrance are included in Other for segment reporting purposes as they are either discontinued lines of business or non-strategic businesses. Markel International's operating units write specialty property, casualty, marine and aviation insurance and reinsurance on a worldwide basis. The majority of Markel International's business comes from the United Kingdom and the United States.

  Following, is a comparison of gross premium volume by significant underwriting area:

       Gross Premium Volume                    Three months ended March 31,
                                                  2001                2000
----------------------------------------------------------------------------
                                                   (dollars in thousands)

London Company Market                           $ 55,762            $103,712
Lloyd's Market                                   178,963             112,897
Other                                             15,902              73,258
----------------------------------------------------------------------------
Total                                           $250,627            $289,867
----------------------------------------------------------------------------


  Gross written premiums decreased 13.5% to $250.6 million in the first quarter of 2001 from $289.9 million written in the first quarter of 2000. The decrease is primarily a result of:

(a) A 46.2% decrease in gross written premiums at the London Company Market to $55.8 million in the first quarter of 2001 from $103.7 million in the first quarter of 2000. The decrease was predominantly the result of Terra Nova reducing its property writings by 55.8% in the three months to March 31, 2001, compared to 2000. The decrease on the property account arose primarily on the property catastrophe, risk excess and pro rata business due to the non-renewal of unprofitable accounts. In addition, in line with the Company's philosophy to focus on underwriting profitability, writings on the casualty account (professional indemnity business) and marine account have also reduced in 2001 compared to 2000.

(b) Significant decreases in gross written premiums in discontinued lines due to the closure of Terra Nova (Bermuda) on April 2, 2000, and the decision to cease underwriting at Marine Syndicate 329, Non Marine Syndicate 1227 and the discontinued lines of Motor Syndicate 1228 in the third quarter of 2000. The majority of discontinued premium income in the first quarter of 2001 arose at Corifrance which is considered as non-strategic and is therefore included within Other for segment reporting purposes.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

Business Operations (Continued)

(c) These decreases have been partially offset by a 58.5% increase in gross written premiums at the Lloyd's Market for the three months to March 31, 2001. The increase is primarily due to Markel Capital increasing its participation on the continuing syndicates to 100% in 2001 compared to approximately 87% in 2000 and increased writings at Non Marine Syndicate 702, Marine and Aviation Syndicate 1009 and Non Marine Syndicate 1239. This increase is partially offset by lower writings at Motor Syndicate 1228.

   Net written premiums decreased 23.7% to $184.3 million in the first quarter of 2001 from $241.4 million in the first quarter of 2000. This reflects the fall in gross written premiums as well as a decrease in retention rates to 74% in the first quarter of 2001 compared to 83% in the first quarter of 2000. In 2000, a large proportion of reinsurance was purchased in the second quarter so as to avoid coverage disputes with respect to Year 2000 issues. In 2001, the majority of these policies incepted in the first quarter.

   Net earned premiums decreased by 11.5% in the first quarter of 2001 to $137.0 million from $154.7 million in 2000. The decrease reflects the decreased writings in 2001.

   Following, is a comparison of selected data from the Company's operations:

                                                        Three months ended March 31,
                                                            2001              2000
-------------------------------------------------------------------------------------
                                                            (dollars in thousands)
Gross premium volume                                       $250,627         $ 289,867
Net written premiums                                        184,296           241,402
Net retention                                                    74%               83%
Net earned premiums                                         136,969           154,736
Losses and loss adjustment expenses                         107,825           156,791
Underwriting, acquisition and insurance expenses             51,416            98,500
Underwriting loss                                           (22,272)         (100,556)

GAAP ratios
Loss ratio                                                       79%              101%
Expense ratio                                                    37%               64%
-------------------------------------------------------------------------------------
Combined ratio                                                  116%              165%
-------------------------------------------------------------------------------------

   The underwriting loss was $22.3 million in the first quarter of 2001 compared to $100.6 million in 2000 resulting in an improvement in the combined ratio to 116% in 2001 from 165% in 2000.

   The improvement in 2001 reflects the underwriting discipline adopted since the acquisition by Markel Corporation on March 24, 2000 and the impact as premiums written since acquisition are earned. In addition, the underwriting loss from discontinued and non-strategic lines decreased to $9.2 million in the first quarter of 2001 compared to a loss of $27.0 million in 2000 due to lower unfavorable prior year reserve development.

   The underwriting loss in the first quarter of 2000 was primarily the result of inadequate pricing, poor underwriting controls on the discontinued lines and portions of the continuing programs and included non-recurring transaction related expenses of $58.6 million.

   The Company will continue to review claims and reinsurance experience, and although loss and bad debt reserves are believed to be adequate, adverse experience is possible and could result in reserve increases in the future.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

Business Operations (Continued)

  The Company had a pre-tax loss of $2.7 million in the first three months of 2001 compared to a pre-tax loss of $105.1 million in 2000. The pre-tax loss of $2.7 million in 2001 was primarily a result of the underwriting loss, being partially offset by investment income and realized investment gains. The pre-tax loss of $105.1 million in 2000 was primarily a result of the $100.6 million underwriting loss and merger expenses of $18.4 million being partially offset by investment income.

  The post-tax income was $0.4 million in the first quarter of 2001 compared to a post-tax loss of $82.9 million in 2000. The tax benefit as a percentage of loss from operations before tax was 115.9% in the first quarter of 2001 compared to 21.1% in 2000. This was due to losses generated from the Company's UK operations which give rise to tax credits, off-set by income generated in Bermuda which is not subject to tax.

  Shareholder's equity increased by 0.8% to $281.0 million at March 31, 2001, compared to $278.7 million at December 31, 2000. The increase of $2.3 million was primarily due to the net profit of $0.4 million and unrealized appreciation of investments after tax of $8.4 million, partially offset by currency translation adjustments of $6.6 million.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company's consolidated balance sheets include assets and liabilities whose estimated fair values are subject to market risk. The primary market risks to the Company are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturities
and foreign exchange risk.   The Company has no material commodity risk.

   The Company's market risks at March 31, 2001 have not materially changed from those identified at December 31, 2000.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES


PART II - OTHER INFORMATION
---------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits    Index to Exhibits filed as part of this report

b)   Form 8-K    None

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Under the requirements of the Securities Exchange Act of 1934, the registrant has had this report signed on its behalf by the undersigned who are so authorized.





Date:   May 15, 2001         By:  /s/JEREMY D. COOKE
        ------------              ------------------

                                        Jeremy D. Cooke
                                        Chief Operating Officer



Date:   May 15, 2001         By:  /s/ANDREW J. DAVIES
        ------------              -------------------

                                        Andrew J. Davies
                                        Finance Director and
                                        Principal Accounting Officer

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit
Number

3.1 Certificate of Incorporation and Memorandum of Association of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, Registration No. 33-93358).

3.2 Amended and Restated Bye-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, Registration No. 333-1726).