Form 10-Q
period 2001-06-30
TERRA NOVA BERMUDA HOLDING LTD
filed 2001-08-14
CIK 935937

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)


  [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

 [  ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from _________ to __________


                         Commission File number 1-13832


                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
             (Exact name of registrant as specified in its charter)



                 Bermuda                                        N/A
-------------------------------------------     -------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organisation)                     Identification No)



                                 Richmond House
                              12 Par La Ville Road
                                  Hamilton NM08
                                     Bermuda
                   -------------------------------------------
                    (Address of principal executive offices)


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

The number of registrant's ordinary shares ($5.80 par value) outstanding on August 14, 2001, was 40,002,069.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                                               Page No.
                                                                                                               --------
     Part I - FINANCIAL INFORMATION
     ------------------------------
Item 1.          Financial Statements:

                 Consolidated Balance Sheets
                   June 30, 2001 (Unaudited) and December 31, 2000                                                  2

                 Consolidated Statements of Operations (Unaudited)
                   Three months ended June 30, 2001 and 2000                                                        3
                   Six months ended June 30, 2001 and 2000

                 Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
                   Three months ended June 30, 2001 and 2000                                                        4
                   Six months ended June 30, 2001 and 2000

                 Consolidated Statements of Shareholder's Equity (Unaudited)
                   Six months ended June 30, 2001 and 2000                                                          5

                 Consolidated Statements of Cash Flows (Unaudited)
                   Six months ended June 30, 2001 and 2000                                                          6

                 Notes to the Interim Consolidated Financial Statements (Unaudited)                                 7


Item 2.          Management's Discussion of Results of Operations                                                  13

     Part II - OTHER INFORMATION
     ---------------------------


Item 6.          Exhibits and Reports on Form 8-K                                                                  18

Signatures                                                                                                         19

Index to Exhibits                                                                                                  20

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             (dollars in thousands)

                                                                         At June 30,        At December 31,
                                                                             2001                2000
                                                                         (Unaudited)
                                                                      -------------         ---------------
                   ASSETS
Investments available for sale, at fair value:
Fixed maturities:
Bonds (amortized cost $1,079,962 and $1,184,715, respectively)           $1,093,732           $1,206,548
Common stocks (cost $80,228 and $70,792, respectively)                      101,466               87,056
                                                                      -------------           ----------
Total investments                                                         1,195,198            1,293,604

Cash and cash equivalents                                                   140,005               75,296
Accrued investment income                                                    23,495               26,347
Insurance balances receivable                                               116,678              120,844
Reinsurance recoverable on paid losses                                      125,286               88,597
Reinsurance recoverable on unpaid losses                                    713,698              589,884
Accrued premium income                                                      163,135              160,048
Prepaid reinsurance premiums                                                 66,261               56,391
Deferred acquisition costs                                                   92,722               70,241
Income taxes recoverable                                                        615                2,070
Deferred income taxes                                                        39,290               33,634
Other assets                                                                126,035              119,635
                                                                      -------------           ----------
Total assets                                                             $2,802,418           $2,636,591
                                                                      =============           ==========

                 LIABILITIES
Unpaid losses and loss adjustment expenses                               $1,742,652           $1,671,738
Unearned premiums                                                           414,282              367,167
Insurance balances payable                                                  104,289               78,186
Long-term debt                                                              175,000              175,000
Other liabilities                                                            87,163               65,795
                                                                      -------------           ----------
  Total liabilities                                                      $2,523,386           $2,357,886
                                                                      -------------           ----------

            SHAREHOLDER'S EQUITY
Common shares
"A" ordinary shares, 75,000,000 authorized, $5.80 par value
(40,002,069 issued and outstanding; 2000: 40,002,069)                       232,012              232,012
"B" ordinary shares, convertible, 10,000,000 authorized, $5.80 par value
(nil issued and outstanding; 2000: nil)                                           -                    -
Additional capital                                                           34,153               34,153
Retained deficit                                                            (10,391)             (12,136)
Accumulated other comprehensive income, net of tax                           23,258               24,676
                                                                      -------------          -----------
  Total shareholder's equity                                                279,032              278,705
                                                                      -------------           ----------
                                                                      -------------           ----------

  Total liabilities and shareholder's equity                             $2,802,418           $2,636,591
                                                                      =============           ==========


    See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                             (dollars in thousands)

                                                       Three months ended          Six months ended
                                                            June 30,                   June 30,
                                                      2001          2000          2001          2000
                                                    --------      --------      --------      ---------
Revenues
  Net written premiums                                $ 79,319      $108,690      $263,615      $ 350,092
  Decrease (increase) in unearned premiums              26,545        62,119       (20,782)       (24,547)
                                                      --------      --------      --------      ---------
  Net earned premiums                                  105,864       170,809       242,833        325,545
  Net investment income                                 19,085        21,626        38,723         43,247
  Realized net capital gains on sales of                 3,971        10,977         8,051          7,303
   investments                                        --------      --------      --------      ---------
      Total operating revenues                         128,920       203,412       289,607        376,095
                                                      --------      --------      --------      ---------

Expenses
Losses and loss adjustment expenses, net                78,410       150,231       186,235        307,022
Underwriting, acquisition and insurance expenses        45,951        58,279        97,367        156,779
Amortization of intangible assets                        1,093           903         2,186          1,884
Merger expenses                                              -             -             -         18,416
                                                      --------      --------      --------      ---------
  Total operating expenses                             125,454       209,413       285,788        484,101
                                                      --------      --------      --------      ---------

Operating profit (loss)                                  3,466        (6,001)        3,819       (108,006)
Interest expense                                         3,100         3,100         6,200          6,200
                                                      --------      --------      --------      ---------

Income (loss) from operations before income tax            366        (9,101)       (2,381)      (114,206)
Income tax benefit                                        (942)       (5,058)       (4,126)       (27,271)
                                                      --------      --------      --------      ---------
Net income (loss)                                     $  1,308      $ (4,043)     $  1,745      $ (86,935)
                                                      ========      ========      ========      =========

    See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                                  (Unaudited)
                             (dollars in thousands)

                                                            Three months ended                     Six months ended
                                                                 June 30,                              June 30,
                                                        2001                2000               2001              2000
                                                     ---------         -----------         ----------        ----------
Net income (loss)                                      $ 1,308            $ (4,043)           $ 1,745          $(86,935)
                                                     ---------         -----------         ----------        ----------

Other comprehensive (loss) income:

Unrealized (depreciation) appreciation of
 investments before tax                                 (7,371)             (7,185)             4,962               (33)

Tax benefit (expense)                                      943               2,365                213              (450)
                                                     ---------         -----------         ----------        ----------
Unrealized (depreciation) appreciation of
 investments after tax                                  (6,428)             (4,820)             5,175              (483)

                                                     ---------         -----------         ----------        ----------

Less:
Reclassification adjustment for gains
  included in net income (loss) before tax              (3,971)            (10,977)            (8,051)           (7,303)
Tax expense                                                547               1,128              1,456               234
                                                     ---------         -----------         ----------        ----------
Reclassification adjustment for gains
  included in net income (loss) after tax               (3,424)             (9,849)            (6,595)           (7,069)
                                                     ---------         -----------         ----------        ----------

Currency translation adjustments                         6,590                 112                  2            (1,186)
                                                     ---------         -----------         ----------        ----------

Other comprehensive loss                                (3,262)            (14,557)            (1,418)           (8,738)
                                                     ---------         -----------         ----------        ----------
Comprehensive (loss) income                            $(1,954)           $(18,600)           $   327          $(95,673)
                                                     =========         ===========         ==========        ==========


    See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                Consolidated Statements of Shareholder's Equity
                                  (Unaudited)
                             (dollars in thousands)

                                                                       Six months ended June 30,
                                                                        2001             2000
                                                                      --------         ---------
Common "A" shares:
 Balance, beginning of period                                         $232,012         $ 141,219
 Cancellation of shares                                                      -          (141,207)
 Issue of shares                                                             -           232,000
                                                                      --------         ---------
  Balance, end of period                                               232,012           232,012
                                                                      --------         ---------

Common "B" shares:
 Balance, beginning of period                                                -            10,418
 Cancellation of shares                                                      -           (10,418)
                                                                      --------         ---------
  Balance, end of period                                                     -                 -
                                                                      --------         ---------

Stock held in Trust, at cost:
 Balance, beginning of period                                                -           (16,787)
 Exercise of stock options                                                   -             1,046
 Cancellation of stock held in Trust                                         -            15,741
                                                                      --------         ---------
  Balance, end of period                                                     -                 -
                                                                      --------         ---------

Deferred equity compensation:
 Balance, beginning of period                                                -             7,564
 Exercise of stock options                                                   -            (4,839)
 Stock option compensation expense                                           -             9,850
 Transfer to additional capital                                              -           (12,575)
                                                                      --------         ---------
  Balance, end of period                                                     -                 -
                                                                      --------         ---------

Additional capital:
 Balance, beginning of period                                           34,153           113,855
 Exercise of stock options                                                   -             3,838
 Cancellation of shares                                                      -           (80,374)
 Cancellation of stock held in Trust                                         -           (15,741)
 Transfer from deferred equity compensation                                  -            12,575
                                                                      --------         ---------
  Balance, end of period                                                34,153            34,153
                                                                      --------         ---------

Retained (deficit) earnings:
 Balance, beginning of period                                          (12,136)          195,163
 Net income (loss)                                                       1,745           (86,935)
 Dividends paid on ordinary shares                                           -           (75,000)
                                                                      --------         ---------
  Balance, end of period                                               (10,391)           33,228
                                                                      --------         ---------

Accumulated other comprehensive income (loss):
 Balance, beginning of period                                           24,676            (7,422)
 Unrealized depreciation of investments, net of tax                     (1,420)           (7,552)
 Currency translation adjustments                                            2            (1,186)
                                                                      --------         ---------
  Balance, end of period                                                23,258           (16,160)
                                                                      --------         ---------
                                                                      --------         ---------
  Total shareholder's equity                                          $279,032         $ 283,233
                                                                      ========         =========

    See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (dollars in thousands)

                                                                                      Six months ended
                                                                                          June 30,
                                                                                  2001                  2000
                                                                               ---------             ---------
Cash flows from operating activities:
 Net income (loss)                                                             $   1,745             $ (86,935)

Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
  Amortization of goodwill                                                         2,186                 1,884
  Bad debt expenses                                                                    -                 1,630
  Stock option compensation expense                                                    -                10,063
  Realized net capital gains                                                      (8,051)               (7,303)
  Change in unpaid losses and loss adjustment expenses                            92,550                63,524
  Change in unearned premiums and prepaid reinsurance                             37,245                29,453
  Change in insurance balances payable                                            26,103                34,730
  Change in insurance balances receivable, accrued premium income
    and reinsurance recoverable on paid and unpaid losses                       (155,498)             (122,168)
  Change in deferred acquisition costs                                           (22,481)               12,681
  Change in accrued investment income                                              2,852                 4,705
  Change in current and deferred income taxes                                     (3,588)              (26,947)
  Change in other assets and liabilities, net                                     (8,346)              (13,887)
                                                                               ---------             ---------
    Total adjustments                                                            (37,028)              (11,635)
                                                                               ---------             ---------
    Net cash and cash equivalents used in operating activities                   (35,283)              (98,570)
                                                                               ---------             ---------

Cash flows from investing activities:
 Proceeds of fixed maturities matured                                             27,500                19,567
 Proceeds of fixed maturities sold                                               167,482               360,351
 Proceeds of equity securities sold                                                5,886               112,471
 Purchase of fixed maturities                                                    (95,881)             (184,455)
 Purchase of equity securities                                                   (14,496)              (58,628)
                                                                               ---------             ---------
   Net cash and cash equivalents provided by investing activities                 90,491               249,306
                                                                               ---------             ---------

Cash flows from financing activities:
 Ordinary dividends paid to shareholders                                               -               (75,000)
 Loan from Markel Corporation                                                     10,000                     -
 Proceeds from exercise of stock options                                               -                    46
                                                                               ---------             ---------
  Net cash and cash equivalents provided by (used in) financing activities        10,000               (74,954)
                                                                               ---------             ---------
Change in cash and cash equivalents                                               65,208                75,782
Exchange on foreign currency cash balances                                          (499)                 (587)
Cash and cash equivalents at beginning of period                                  75,296                74,798
                                                                               ---------             ---------
Cash and cash equivalents at end of period                                      $140,005             $ 149,993
                                                                               =========             =========

Supplemental disclosure of cash flow information
 Income taxes paid (recovered)                                                 $      64             $  (4,119)
                                                                               ---------
 Interest paid                                                                 $   6,200             $   6,200
                                                                               ---------             ---------


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

  The Company cedes reinsurance to and assumes reinsurance from Lloyd's syndicates. At June 30, 2001, the aggregate exposure to Lloyd's syndicates in respect of continuing operations, including estimated reinsurance recoveries for losses incurred but not reported, was $192 million. Approximately $100 million of this amount was ceded into Equitas with effect from September 4, 1996. Equitas is a reinsurance company that was formed to reinsure the 1992 and prior losses of Lloyd's syndicates. Therefore, ultimate recoveries under the reinsurance contracts ceded into Equitas will be dependent on Equitas being able to fulfil its commitment to the syndicates. No specific bad debt provision has been established for amounts due from Equitas and Lloyd's syndicates.

(a)  Net written premiums are comprised of the following:

                                       Three months ended                   Six months ended
                                            June 30,                            June 30,
                                         2001          2000                  2001          2000
                                     ----------------------             -----------------------
                                                        (dollars in thousands)
Direct business                      $108,866      $127,759             $ 284,531     $ 309,398
Reinsurance assumed                    22,786        35,205                97,748       143,433
Reinsurance ceded                     (52,333)      (54,274)             (118,664)     (102,739)
                                     --------      --------             ---------     ---------
Net written premiums                 $ 79,319      $108,690             $ 263,615     $ 350,092
                                     ========      ========             =========     =========

                    TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

2.   Reinsurance (Continued)

(b)  Net earned premiums are comprised of the following:

                                       Three months ended                   Six months ended
                                            June 30,                            June 30,
                                         2001          2000                 2001          2000
                                     -----------------------            -----------------------
                                                          (dollars in thousands)
Direct business                      $119,851      $148,902             $251,240      $284,447
Reinsurance assumed                    26,815        63,928               72,438       129,148
Reinsurance ceded                     (40,802)      (42,021)             (80,845)      (88,050)
                                     --------      --------             --------      --------
Net earned premiums                  $105,864      $170,809             $242,833      $325,545
                                     ========      ========             ========      ========

(c)  Losses and loss adjustment expenses, net, are comprised of the following:

                                             Three months ended                 Six months ended
                                                  June 30,                          June 30,
                                               2001          2000                2001           2000
                                          ------------------------          -------------------------
                                                              (dollars in thousands)
Losses and loss adjustment expenses       $ 230,268      $209,371           $ 441,900      $ 502,856
Reinsurance ceded                          (151,858)      (59,140)           (255,665)      (195,834)
                                          ---------      --------           ---------      ---------
Losses and loss adjustment expenses, net  $  78,410      $150,231           $ 186,235      $ 307,022
                                          =========      ========           =========      =========


3.  Business Segments

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

(a)  Following is a summary of segment disclosures:

                                 Segment Revenues
--------------------------------------------------------------------------------------
 Three months ended June 30,                                 Six months ended June 30,
-----------------------------                              ---------------------------
    2001           2000         (dollars in thousands)            2001           2000
--------       --------                                       --------       --------

$ 20,933       $ 52,878   London Company Market               $ 58,293       $107,440
  69,162         55,815   Lloyd's Market                       136,412        104,387
  23,056         32,603   Investing                             46,774         50,550
  15,769         62,116   Other                                 48,128        113,718
--------       --------                                       --------       --------
$128,920       $203,412   Total                               $289,607       $376,095
========       ========                                       ========       ========


                               Segment Profit (Loss)
--------------------------------------------------------------------------------------
  Three months ended June 30,                                Six months ended June 30,
------------------------------                             ---------------------------

     2001          2000        (dollars in thousands)             2001           2000
---------      --------                                       ---------     ----------

$ (1,390)      $ (7,547)  London Company Market               $ (8,570)      $(65,272)
 (10,607)       (13,770)  Lloyd's Market                       (16,456)       (26,487)
   23,056        32,603   Investing                             46,774         50,550
  (6,500)       (16,384)  Other                                (15,743)       (46,497)
--------       --------                                       --------       --------
$  4,559       $ (5,098)  Total                               $  6,005       $(87,706)
=========      ========                                       ========       ========

                                  Combined Ratio
--------------------------------------------------------------------------------------
  Three months ended June 30,                                Six months ended June 30,
------------------------------                             ---------------------------

     2001          2000                                           2001           2000
----------     ----------                                      ---------       --------

      107%          114%   London Company Market                   115%           161%
      115%          125%   Lloyd's Market                          112%           125%
        -             -    Investing                                 -              -
      141%          126%   Other                                   133%           141%
----------     ---------                                      ---------       --------
      117%          122%   Consolidated                            117%           142%
==========     ========                                       =========       ========

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

3.  Business Segments (Continued)

                      Segment Assets
-------------------------------------------------------------
                                          At June 30,
                                 ----------------------------
                                       2001              2000
                                 ----------        ----------
                                     (dollars in thousands)
London Company Market            $        -        $        -
Lloyd's Market                            -                 -
Investing                         1,335,203         1,310,733
Unallocated assets                1,467,215         1,256,710
                                 ----------        ----------
Total                            $2,802,418        $2,567,443
                                 ==========        ==========

(b) The following summary reconciles segment profit (loss) to the Company's consolidated financial statements:

Three months ended June 30,                                 Six months ended June 30,
---------------------------                                 -------------------------
    2001          2000         (dollars in thousands)          2001              2000
--------       -------                                      -------         ---------
$  4,559       $(5,098)  Segment profit (loss)              $ 6,005         $ (87,706)
                         Reconciling items:
  (3,100)       (3,100)  Interest expense                    (6,200)           (6,200)
       -             -   Merger expenses                          -           (18,416)
  (1,093)         (903)  Amortization of intangible assets   (2,186)           (1,884)
--------       -------                                      -------         ---------
$    366       $(9,101)  Net income (loss) before tax       $(2,381)        $(114,206)
========       =======                                      =======         =========


4. Summarized Financial Information for Markel International Limited ("Markel International")

  Markel International's summarized consolidated balance sheet information as at June 30, 2001, and December 31, 2000, and summarized consolidated statement of operations information for the six months ended June 30, 2001, and 2000, is set out below.

  Markel International is the issuer of $75 million 7.2% Senior Notes due 2007 and $100 million 7.0% Senior Notes due 2008. The Senior Notes are guaranteed fully and unconditionally by the Company.

                                                                           June 30,         December 31,
                                                                             2001             2000
                                                                          ----------        ----------
                                                                            (dollars in thousands)
Investments and cash                                                      $  950,315        $  964,969
Reinsurance recoverable on unpaid losses                                     829,886           723,787
Accrued premium income                                                       163,372           146,061
Other assets                                                                 575,055           471,243
                                                                          ----------        ----------
  Total assets                                                            $2,518,628        $2,306,060
                                                                          ==========        ==========

Unpaid losses and loss adjustment expenses                                $1,661,109        $1,573,617
Unearned premiums                                                            413,759           363,412
Long-term debt                                                               175,000           175,000
Other liabilities                                                            172,137            93,680
                                                                          ----------        ----------
  Total liabilities                                                        2,422,005         2,205,709
                                                                          ----------        ----------
  Total shareholder's equity                                                  96,623           100,351
                                                                          ----------        ----------
  Total liabilities and shareholder's equity                              $2,518,628        $2,306,060
                                                                          ==========        ==========

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

4.  Summarized Financial Information for Markel International Limited
(Continued)

                                                         Six months ended June 30,
                                                        2001                   2000
                                                      --------              --------
                                                          (dollars in thousands)
Net earned premiums                                   $238,903              $299,867
Net investment income                                   26,552                26,029
Realized investment gains                                5,166                   779
Foreign exchange (losses) gains                         (1,635)                2,969
Agency income                                            2,285                 3,643
                                                      --------              --------

  Total operating revenues                             271,271               333,287
                                                      --------              --------

Underwriting costs and expenses                        296,331               427,856
                                                      --------              --------
Loss from operations before income tax                 (25,060)              (94,569)
                                                      --------              --------
  Net loss                                            $(20,934)             $(67,298)
                                                      ========              ========


5.  Derivatives

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

  The Company has entered into forward foreign exchange contracts which have been designated as hedges of net investments in foreign operations. The contracts are recorded at fair value, with the change in fair value recorded in cumulative translation adjustments (CTA) to the extent the change is equal to or less than the offsetting adjustment recorded in CTA that arose by translating the hedged foreign operation's financial statements to the Company's reporting currency. To the extent the change in the fair value of the forward contracts is greater than the adjustment of the net investment, it is included in earnings.

  At June 30, 2001, the Company held positions in forward foreign exchange contracts with an aggregate notional amount of $55.3 million to buy United Kingdom Sterling. Contracts mature in June of 2002. The fair value of the unsettled forward contracts was a cumulative loss of $2.1 million at June 30, 2001 and was included in Other Liabilities on the accompanying consolidated balance sheets. The change in the fair value of the forward contracts for the quarter and the six month period ended June 30, 2001 was a loss of $1.7 million and $5.0 million, respectively. For the quarter and six month period of 2001, $1.9 million of the change in fair value of the forward contracts was included in earnings with the difference included in CTA.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

6.  Related Party Transactions

  At June 30, 2001, the Company had outstanding short-term borrowings of $10.0 million due to its parent company, Markel Corporation. Interest accrues on the borrowings at the United States Federal Funds rate plus 2%.

  Effective January 1, 2001, the Company entered into a quota share reinsurance agreement (the Agreement) with Markel Insurance Company (MIC) and Deerfield Insurance Company (DIC), United States insurance subsidiaries of its parent, Markel Corporation. Under the Agreement the Company's subsidiary, Markel
Capital Limited, cedes 24% of 2001 year of account net written premiums and related losses and expenses to MIC and DIC. For the quarter and six month period ended June 30, 2001, the Company ceded a total of $30.8 million of premiums to MIC and DIC under the Agreement.


7. Contingencies

  On January 31, 2001, the Company received notice of a lawsuit filed in the United States District Court for the Southern District of New York against Terra Nova Insurance Company Limited by Palladium Insurance Limited and Bank of America, N.A. seeking approximately $27 million plus exemplary damages in
connection with alleged reinsurance agreements.   The Company believes it has
numerous defenses to these claims, including the defense that the alleged reinsurance agreements were not valid. The Company intends to vigorously defend this matter; however, it cannot predict the outcome at this time.

  On May 29, 2001 Reliance Insurance Company was placed in rehabilitation by the Pennsylvania Insurance Department. At June 30, 2001 and December 31, 2000, Reliance Insurance Company and its affiliates owed the Company approximately $33.4 million in reinsurance recoverables for paid and unpaid losses. These balances were considered in the normal course of assessing the collectability of reinsurance recoverables.

  The Company has other contingencies that arise in the normal conduct of its operations. In the opinion of management, the resolutions of these contingencies are not expected to have a material impact on the Company's financial condition or results of operations. However, adverse outcomes are possible and could negatively impact the Company's financial condition or results of operations.

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

  The Company has identified certain factors that could cause actual plans or results to differ substantially from those included in any forward-looking statements. These risk factors include, but are not limited to, the following:
(i) uncertainties and changes in government policy and law (both statute and case law) with respect to the Company, its brokers or customers (for example, the Company is subjected to taxation in an additional jurisdiction, there is a change in the way insurance contracts are interpreted by a court of law, etc.);
(ii) uncertainties and changes in regulatory policy and law (for example, the Company is subjected to insurance regulation in an additional jurisdiction);
(iii) the occurrence of man-made or natural catastrophic events with a frequency or severity exceeding the estimates of the Company; (iv) the uncertainties of the reserving process; (v) changing rates of inflation and other economic conditions; (vi) losses due to foreign currency exchange rate fluctuations;
(vii) ability to collect reinsurance recoverables; (viii) changes in the availability, cost or quality of reinsurance; (ix) developments in global financial markets that could affect the Company's investment portfolio; (x) risks associated with the introduction of new products and services; (xi) increased competition on the basis of pricing, capacity, coverage terms or other factors; (xii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xiii) the effects of mergers, acquisitions and divestitures; (xiv) ineffectiveness or obsolescence of the Company's business strategy due to changes in present or future market conditions; (xv) the legal environment and social trends; and (xvi) the loss of the services of any of the Company's executive officers and significant changes in personnel.

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

  Following, is a comparison of gross premium volume by significant underwriting area:

Three months ended June 30,           Gross Premium Volume             Six months ended June 30,
     2001         2000               (dollars in thousands)              2001                2000
--------------------------------------------------------------------------------------------------
  $29,500       $ 38,696              London Company Market           $ 85,262            $142,408
  102,119         83,485                 Lloyd's Market                281,082             208,045
       33         40,783                      Other                     15,935             102,378
--------------------------------------------------------------------------------------------------
 $131,652       $162,964                      Total                   $382,279            $452,831
--------------------------------------------------------------------------------------------------

  Gross written premiums decreased 19.2% to $131.7 million in the second quarter of 2001 from $163.0 million written in the second quarter of 2000. In the first six months of 2001 gross written premiums decreased by 15.6% to $382.3 million from $452.8 million in 2000. The decrease in the six months is primarily a result of:

(a) A 40.1% decrease in gross written premiums at the London Company Market to $85.3 million in the first six months of 2001 from $142.4 million in 2000. The decrease was predominantly the result of Terra Nova reducing its property writings by 36.9% in the six months to June 30, 2001, compared to 2000. The decrease on the property account arose primarily on the property catastrophe, risk excess and pro rata business due to the non-renewal of unprofitable business. In line with the Company's philosophy to focus on underwriting profitability, writings on the casualty account (professional indemnity business) and marine account have also reduced in 2001, compared to 2000.

(b) Significant decreases in gross written premiums in discontinued lines due to the closure of Terra Nova (Bermuda) on April 2, 2000, and the decision to cease underwriting at Marine Syndicate 329, Non Marine Syndicate 1227 and the discontinued lines of Motor Syndicate 1228 in the third quarter of 2000. The majority of discontinued premium income in the first six months of 2001 arose in the first quarter at Corifrance which is considered as non-strategic and is therefore included within Other for segment reporting purposes.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

Business Operations (Continued)

(c) These decreases have been partially offset by a 35.1% increase in gross written premiums at the Lloyd's Market for the six months to June 30, 2001. The increase is primarily due to Markel Capital increasing its participation on the continuing syndicates to 100% in 2001 compared to approximately 87% in 2000 and increased writings at Non Marine Syndicate 702, Marine and Aviation Syndicate 1009 and Non Marine Syndicate 1239.
     This increase was partially offset by lower writings at Motor Syndicate
     1228.

  Net written premiums decreased 27.0% to $79.3 million in the second quarter of 2001 from $108.7 million in the second quarter of 2000. In the first half of 2001, net written premiums decreased by 24.7% to $263.6 million from $350.1 million in 2000. This decrease in the six months reflects the fall in gross written premiums, as well as a decrease in retention rates to 69% for the six months in 2001 from 77% in 2000. This decrease in retention rates is primarily due to additional quota share reinsurance in the second quarter of 2001 with United States insurance subsidiaries of Markel Corporation, as detailed in note 6 of the notes to the interim Consolidated Financial Statements. For the quarter and six month period ended June 30, 2001, the company ceded a total of $30.8 million of premiums to these subsidiaries.

  Net earned premiums decreased by 25.4% in the first six months of 2001 to $242.8 million from $325.5 million in 2000. The decrease reflects the decreased writings in 2001.

  Following, is a comparison of selected data from the Company's operations:

                                                         Three months ended June 30,         Six months ended June 30,
                                                            2001              2000            2001              2000
----------------------------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Gross premium volume                                      $131,652          $162,964        $382,279         $ 452,831
Net written premiums                                        79,319           108,690         263,615           350,092
Net retention                                                   60%               67%             69%               77%
Net earned premiums                                        105,864           170,809         242,833           325,545
Losses and loss adjustment expenses                         78,410           150,231         186,235           307,022
Underwriting, acquisition and insurance expenses            45,951            58,279          97,367           156,779
Underwriting loss                                          (18,497)          (37,701)        (40,769)         (138,256)

GAAP ratios
Loss ratio                                                      74%               88%             77%               94%
Expense ratio                                                   43%               34%             40%               48%
----------------------------------------------------------------------------------------------------------------------
Combined ratio                                                 117%              122%            117%              142%
----------------------------------------------------------------------------------------------------------------------

  As of January 1, 2002, the Company will consolidate its syndicates at Lloyd's into one syndicate and will re-organize all underwriting units by product area. The initiatives are designed to enable the Company to reduce costs and strengthen underwriting focus.

  The underwriting loss was $40.8 million in the first half of 2001 compared to $138.3 million in 2000 resulting in a combined ratio of 117% in 2001 compared to 142% in 2000. This trend in the combined ratio marks an improvement in the underwriting loss for the second quarter and the six months position compared to the same periods in the prior year. However, the combined ratio increased to 117% in the second quarter of 2001 compared to 116% in the first quarter of 2001 primarily due to a higher expense ratio. Example of costs leading to a higher expense ratio were severance, office relocation and discontinued lines run-off costs. The Company will continue working to align its expenses with its premium writings and to establish an organizational structure that is able to take full advantage of market opportunities.

  The underwriting loss in the first six months of 2000 was primarily the result of inadequate pricing, poor underwriting controls on the discontinued lines and portions of the continuing programs and included non-recurring transaction related expenses of $58.6 million. In addition, the underwriting loss from discontinued and non-strategic lines decreased to $15.7 million in the first six months of 2001 compared to a loss of $46.5 million in 2000 due to lower unfavorable prior year reserve development.

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

  The Company had a pre-tax loss of $2.4 million in the first six months of 2001 compared to a pre-tax loss of $114.2 million in 2000. The pre-tax loss of $2.4 million in 2001 was primarily a result of the underwriting loss, being partially offset by investment income and realized investment gains. The pre-tax loss of $114.2 million in 2000 was primarily a result of the $138.3 million underwriting loss and merger expenses of $18.4 million being partially offset by investment income.

  The post-tax income was $1.7 million in the first half of 2001 compared to a post-tax loss of $86.9 million in 2000. The tax benefit as a percentage of loss from operations before tax was 173.3% in the first half of 2001 compared to 23.9% in 2000. This was due to losses generated from the Company's UK operations which give rise to tax benefits, off-set by income generated in Bermuda which is not subject to tax.

  Shareholder's equity increased marginally to $279.0 million at June 30, 2001, compared to $278.7 million at December 31, 2000. The increase of $0.3 million was primarily due to the net profit of $1.7 million offset by other comprehensive loss of $1.4 million.


Impact of Recently Issued Accounting Standards

  In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (Statement) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

  The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

  Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

Impact of Recently Issued Standards (Continued)

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

  As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $23.2 million and unamortized identifiable intangible assets in the amount of $26.0 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $3.8 million and $2.2 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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





Date:      August 14, 2001    By:    /s/JEREMY D. COOKE
           ---------------           ------------------
                                     Jeremy D. Cooke
                                     Chief Operating Officer



Date:      August 14, 2001    By:    /s/ANDREW J. DAVIES
           ---------------           -------------------
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