Form 10-Q
period 2001-09-30
TERRA NOVA BERMUDA HOLDING LTD
filed 2001-11-14
CIK 935937

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)


  [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                      OR

  [ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from _________ to __________


                        Commission File number  1-13832


                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
            (Exact name of registrant as specified in its charter)


            Bermuda                                   N/A
---------------------------------             ---------------------
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

                      YES    X               NO
                          --------               ---------


THE REGISTRANT MEETS THE CONDITIONS SET OUT IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

The number of registrant's ordinary shares ($1.00 par value) outstanding on November 14, 2001, was 12,000.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                                           Page No.
                                                                                                           --------
     Part I - FINANCIAL INFORMATION
     ------------------------------
Item 1.       Financial Statements:

              Consolidated Balance Sheets
                 September 30, 2001 (Unaudited) and December 31, 2000                                            2

              Consolidated Statements of Operations (Unaudited)
                 Three months ended September 30, 2001 and 2000                                                  3
                 Nine months ended September 30, 2001 and 2000

              Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
                 Three months ended September 30, 2001 and 2000                                                  4
                 Nine months ended September 30, 2001 and 2000

              Consolidated Statements of Shareholder's Equity (Unaudited)
                 Nine months ended September 30, 2001 and 2000                                                   5

              Consolidated Statements of Cash Flows (Unaudited)
                 Nine months ended September 30, 2001 and 2000                                                   6

              Notes to the Interim Consolidated Financial Statements (Unaudited)                                 7


Item 2.       Management's Discussion of Results of Operations                                                  13

     Part II - OTHER INFORMATION
     ---------------------------

Item 6.       Exhibits and Reports on Form 8-K                                                                   19

Signatures                                                                                                       20

Index to Exhibits                                                                                                21

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             (dollars in thousands)

                                                                        At September 30,             At December 31,
                                                                             2001                         2000
                                                                          (Unaudited)
                                                                      ------------------           ------------------
                   ASSETS
Investments available for sale, at fair value:
  Fixed maturities:
    Bonds (amortized cost $1,103,463 and $1,184,715, respectively)            $1,152,964                   $1,206,548
  Common stocks (cost $79,733 and $70,792, respectively)                          89,865                       87,056
                                                                      ------------------           ------------------
    Total investments                                                          1,242,829                    1,293,604

Cash and cash equivalents                                                        114,892                       75,296
Accrued investment income                                                         26,681                       26,347
Insurance balances receivable                                                    114,316                      120,844
Reinsurance recoverable on paid losses                                           144,190                       88,597
Reinsurance recoverable on unpaid losses                                       1,003,486                      589,884
Accrued premium income                                                           148,453                      160,048
Prepaid reinsurance premiums                                                      60,720                       56,391
Deferred acquisition costs                                                        83,749                       70,241
Income taxes recoverable                                                           9,750                        2,070
Deferred income taxes                                                             61,688                       33,634
Other assets                                                                     117,870                      119,635
                                                                      ------------------           ------------------
    Total assets                                                              $3,128,624                   $2,636,591
                                                                      ==================           ==================

                LIABILITIES
Unpaid losses and loss adjustment expenses                                    $2,146,595                   $1,671,738
Unearned premiums                                                                370,118                      367,167
Insurance balances payable                                                       133,622                       78,186
Long-term debt                                                                   175,000                      175,000
Other liabilities                                                                 75,998                       65,795
                                                                      ------------------           ------------------
    Total liabilities                                                         $2,901,333                   $2,357,886
                                                                      ------------------           ------------------

            SHAREHOLDER'S EQUITY
Common shares
"A" ordinary shares (12,000 authorized, issued and outstanding in                     12                      232,012
2001, $1.00 par value; 75,000,000 authorized, 40,002,069 issued and outstanding in 2000, $5.80 par value)
"B" ordinary shares, convertible, 10,000,000 authorized, $5.80 par
value (nil issued and outstanding)                                                     -                            -
Additional capital                                                               266,153                       34,153
Retained deficit                                                                 (81,805)                     (12,136)
Accumulated other comprehensive income, net of tax                                42,931                       24,676
                                                                      ------------------           ------------------
    Total shareholder's equity                                                   227,291                      278,705
                                                                      ------------------           ------------------
                                                                      ------------------           ------------------
    Total liabilities and shareholder's equity                                $3,128,624                   $2,636,591
                                                                      ==================           ==================


    See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                             (dollars in thousands)

                                                           Three months ended                           Nine months ended
                                                              September 30,                               September 30,
                                                         2001                  2000                  2001                  2000
                                                ----------------      ----------------      ----------------      ----------------
Revenues
  Net written premiums                                 $  75,622              $ 93,298             $ 339,237             $ 443,390
  Decrease in unearned premiums                           66,229                38,151                45,447                13,604
                                                ----------------      ----------------      ----------------      ----------------
  Net earned premiums                                    141,851               131,449               384,684               456,994
  Net investment income                                   18,622                21,162                57,345                64,409
  Realized net capital gains on sales of
    investments                                            2,663                   373                10,714                 7,676
                                                ----------------      ----------------      ----------------      ----------------
    Total operating revenues                             163,136               152,984               452,743               529,079
                                                ----------------      ----------------      ----------------      ----------------

Expenses
  Losses and loss adjustment expenses, net               211,319               109,196               397,554               416,218
  Underwriting, acquisition and insurance expenses        53,140                48,202               150,507               204,981
  Amortization of intangible assets                        1,093                   961                 3,279                 2,845
  Merger expenses                                              -                     -                     -                18,416
                                                ----------------      ----------------      ----------------      ----------------
    Total operating expenses                             265,552               158,359               551,340               642,460
                                                ----------------      ----------------      ----------------      ----------------

Operating loss                                          (102,416)               (5,375)              (98,597)             (113,381)
Interest expense                                           3,100                 3,100                 9,300                 9,300
                                                ----------------      ----------------      ----------------      ----------------

Loss from operations before income tax                  (105,516)               (8,475)             (107,897)             (122,681)
Income tax benefit                                       (34,102)               (3,045)              (38,228)              (30,316)
                                                ----------------      ----------------      ----------------      ----------------
Net loss                                               $ (71,414)             $ (5,430)            $ (69,669)            $ (92,365)
                                                ================      ================      ================      ================

    See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                                  (Unaudited)
                             (dollars in thousands)

                                                      Three months ended                           Nine months ended
                                                         September 30,                               September 30,
                                                  2001                   2000                   2001                 2000
                                           ---------------      -----------------      -----------------      ---------------
Net loss                                          $(71,414)               $(5,430)              $(69,669)            $(92,365)
                                           ---------------      -----------------      -----------------      ---------------

Other comprehensive income:

Unrealized appreciation of investments
 before tax                                         27,288                 19,601                 32,250               19,568
Tax expense                                         (4,602)                (4,534)                (4,389)              (4,984)
                                           ---------------      -----------------      -----------------      ---------------
Unrealized appreciation of investments
 after tax                                          22,686                 15,067                 27,861               14,584
                                           ---------------      -----------------      -----------------      ---------------
Less:
  Reclassification adjustment for gains
    included in net loss before tax                 (2,663)                  (373)               (10,714)              (7,676)
  Tax expense                                          631                    425                  2,087                  659
                                           ---------------      -----------------      -----------------      ---------------
  Reclassification adjustment for gains
    included in net loss after tax                  (2,032)                    52                 (8,627)              (7,017)
                                           ---------------      -----------------      -----------------      ---------------
Currency translation adjustments                      (981)                (3,480)                  (979)              (4,666)
                                           ---------------      -----------------      -----------------      ---------------
Other comprehensive income                          19,673                 11,639                 18,255                2,901
                                           ---------------      -----------------      -----------------      ---------------
                                           ---------------      -----------------      -----------------      ---------------
Comprehensive (loss)  income                      $(51,741)               $ 6,209               $(51,414)            $(89,464)
                                           ===============      =================      =================      ===============


    See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                Consolidated Statements of Shareholder's Equity
                                  (Unaudited)
                             (dollars in thousands)

                                                                               Nine months ended September 30,
                                                                                 2001                       2000
                                                                      ------------------         ------------------
Common "A" shares:
    Balance, beginning of period                                              $ 232,012                  $ 141,219
    Recapitalization transaction                                               (232,000)                  (141,207)
    Issue of shares                                                                   -                    232,000
                                                                      ------------------         ------------------
        Balance, end of period                                                       12                    232,012
                                                                      ------------------         ------------------

Common "B" shares:
    Balance, beginning of period                                                      -                     10,418
    Cancellation of shares                                                            -                    (10,418)
                                                                      ------------------         ------------------
        Balance, end of period                                                        -                          -
                                                                      ------------------         ------------------

Stock held in Trust, at cost:
    Balance, beginning of period                                                      -                    (16,787)
    Exercise of stock options                                                         -                      1,046
    Cancellation of stock held in Trust                                               -                     15,741
                                                                      ------------------         ------------------
        Balance, end of period                                                        -                          -
                                                                      ------------------         ------------------

Deferred equity compensation:
    Balance, beginning of period                                                      -                      7,564
    Exercise of stock options                                                         -                     (4,839)
    Stock option compensation expense                                                 -                      9,850
    Transfer to additional capital                                                    -                    (12,575)
                                                                      ------------------         ------------------
        Balance, end of period                                                        -                          -
                                                                      ------------------         ------------------

Additional capital:
    Balance, beginning of period                                                 34,153                    113,855
    Exercise of stock options                                                         -                      3,838
    Cancellation of shares                                                            -                    (80,374)
    Cancellation of stock held in Trust                                               -                    (15,741)
    Transfer from deferred equity compensation                                        -                     12,575
    Recapitalization transaction                                                232,000                          -
                                                                      ------------------         ------------------
        Balance, end of period                                                  266,153                     34,153
                                                                      ------------------         ------------------

Retained (deficit) earnings:
    Balance, beginning of period                                                (12,136)                   195,163
    Net loss                                                                    (69,669)                   (92,365)
    Dividends paid on ordinary shares                                                 -                    (75,000)
                                                                      ------------------         ------------------
        Balance, end of period                                                  (81,805)                    27,798
                                                                      ------------------         ------------------

Accumulated other comprehensive income (loss):
    Balance, beginning of period                                                 24,676                     (7,422)
    Unrealized appreciation of investments, net of tax                           19,234                      7,567
    Currency translation adjustments                                               (979)                    (4,666)
                                                                      ------------------         ------------------
        Balance, end of period                                                   42,931                     (4,521)
                                                                      ------------------         ------------------
                                                                      ------------------         ------------------
        Total shareholder's equity                                            $ 227,291                  $ 289,442
                                                                      ==================         ==================

    See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (dollars in thousands)

                                                                              Nine months ended
                                                                                 September 30,
                                                                             2001             2000
                                                                           ---------       --------
Cash flows from operating activities:
  Net loss                                                                 $ (69,669)      $ (92,365)

Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
  Amortization of goodwill                                                     3,279           2,845
  Stock option compensation expense                                              564          10,063
  Realized net capital gains                                                 (10,714)         (7,676)
  Change in unpaid losses and loss adjustment expenses                       477,304          29,575
  Change in unearned premiums and prepaid reinsurance                         (1,378)        (14,903)
  Change in insurance balances payable                                        55,436          27,260
  Change in insurance balances receivable, accrued premium income
    and reinsurance recoverable on paid and unpaid losses                   (451,029)        (50,555)
  Change in deferred acquisition costs                                       (13,508)         19,381
  Change in accrued investment income                                           (334)          4,185
  Change in current and deferred income taxes                                (37,500)        (29,488)
  Other                                                                       11,271           3,641
                                                                           ---------       ---------
      Total adjustments                                                       33,391          (5,672)
                                                                           ---------       ---------
      Net cash and cash equivalents used in operating activities             (36,278)        (98,037)
                                                                           ---------       ---------

Cash flows from investing activities:
  Proceeds of fixed maturities matured                                        29,500          24,200
  Proceeds of fixed maturities sold                                          176,556         439,910
  Proceeds of equity securities sold                                           9,755          88,646
  Purchase of fixed maturities                                              (125,329)       (318,088)
  Purchase of equity securities                                              (16,453)        (45,043)
  Acquisition of capacity at Lloyd's                                               -          (5,743)
                                                                           ---------       ---------
      Net cash and cash equivalents provided by investing activities          74,029         183,882
                                                                           ---------       ---------

Cash flows from financing activities:
  Ordinary dividends paid to shareholders                                          -         (75,000)
  Loan from Markel Corporation                                                 2,000               -
  Proceeds from exercise of stock options                                          -              46
                                                                           ---------       ---------
      Net cash and cash equivalents provided by (used in)
        financing activities                                                   2,000         (74,954)
                                                                           ---------       ---------
Change in cash and cash equivalents                                           39,751          10,891
Exchange on foreign currency cash balances                                      (155)           (798)
Cash and cash equivalents at beginning of period                              75,296          74,798
                                                                           ---------       ---------
Cash and cash equivalents at end of period                                 $ 114,892       $  84,891
                                                                           =========       =========

Supplemental disclosure of cash flow information
  Income taxes paid (recovered)                                            $     119       $  (3,603)
                                                                           ---------       ---------
  Interest paid                                                            $   8,900       $   8,900
                                                                           ---------       ---------

    See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

1. Basis of Presentation

  The accompanying interim consolidated financial statements ("Statements") present information about Terra Nova (Bermuda) Holdings Ltd. (the "Company"), a wholly owned subsidiary of Markel Corporation, and have been prepared on the basis of United States generally accepted accounting principles. All material intercompany transactions and balances have been eliminated. In the opinion of management, these unaudited Statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations, changes in shareholder's equity and cash flows of the Company. The results of operations for interim periods do not necessarily indicate the results to be expected for the full year.

These Statements should be read with the audited consolidated financial statements as of December 31, 2000.


2. World Trade Center and Other Events of September 11, 2001

  The Company's 2001 third quarter and nine months results reflected $68.0 million of estimated net losses related to the terrorist attack on the World Trade Center and other related events of September 11, 2001 (WTC). Approximately $5.5 million of estimated net losses were ceded to Markel Insurance Company and Deerfield Insurance Company, United States insurance subsidiaries of its parent, Markel Corporation. Further details of this quota share arrangement are provided in note 7. Before these cessions the estimated WTC losses were $73.5 million, net of approximately $248 million of reinsurance recoverables.

  The Company has used many loss estimation techniques including detailed policy level reviews, the use of catastrophe modeling software, direct contact with insureds and brokers and sensitivity analysis to possible coverage scenarios in order to develop its estimated WTC exposure. The Company has also completed a detailed review of its reinsurance recoverables related to its potential WTC losses. Approximately 98% of the estimated reinsurance recoverables are due from reinsurers rated "A-" or better by A.M. Best or Standard and Poor's. The Company's gross and net WTC loss estimates include a margin for underestimation of claims, reinsurance reinstatement premiums and potentially uncollectable reinsurance. New information concerning potential losses and coverage emerges daily. While the Company believes that its WTC reserve is adequate, adverse development is possible.


3. Reinsurance

  In the ordinary course of business, the Company cedes reinsurance to other insurance companies. Ceded reinsurance arrangements provide greater diversification of business and limit the net loss potential arising from large risks. Certain of these arrangements consist of excess of loss contracts which protect against losses over stipulated amounts. Reinsurance is affected under reinsurance treaties and by negotiation on individual risks.

  Reinsurance recoverables for the third quarter and nine months ended September 30, 2001 include approximately $248 million related to the WTC exposures discussed in note 2.

  The Company cedes reinsurance to and assumes reinsurance from Lloyd's syndicates. At September 30, 2001, the aggregate exposure to Lloyd's syndicates in respect of continuing operations, including estimated reinsurance recoverables for losses incurred but not reported, was $234 million. Approximately $100 million of this amount was ceded into Equitas with effect from September 4, 1996. Equitas is a reinsurance company that was formed to reinsure the 1992 and prior losses of Lloyd's syndicates. Therefore, ultimate recoverables under the reinsurance contracts ceded into Equitas will be dependent on Equitas being able to fulfil its commitment to the syndicates. No specific bad debt provision has been established for amounts due from Equitas and Lloyd's syndicates.

                    TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)


3. Reinsurance (Continued)

(a)  Net written premiums are comprised of the following:

                                                 Three months ended                                    Nine months ended
                                                    September 30,                                        September 30,
                                                 2001                 2000                           2001                  2000
                                     ----------------------------------------             ----------------------------------------
                                                                         (dollars in thousands)
Direct business                                $ 155,225             $124,204                      $ 439,756             $ 433,602
Reinsurance assumed                               30,950                5,209                        128,698               148,642
Reinsurance ceded                               (110,553)             (36,115)                      (229,217)             (138,854)
                                     -------------------      ---------------             ------------------      ----------------
Net written premiums                           $  75,622             $ 93,298                      $ 339,237             $ 443,390
                                     ===================      ===============             ==================      ================

(b)  Net earned premiums are comprised of the following:

                                                  Three months ended                                   Nine months ended
                                                    September 30,                                        September 30,
                                                 2001                 2000                           2001                  2000
                                     ---------------------------------------             ----------------------------------------
                                                                         (dollars in thousands)
Direct business                                $192,036             $143,967                      $ 443,276             $ 428,414
Reinsurance assumed                              46,449               48,056                        118,887               177,204
Reinsurance ceded                               (96,634)             (60,574)                      (177,479)             (148,624)
                                     ------------------      ---------------             ------------------      ----------------
Net earned premiums                            $141,851             $131,449                      $ 384,684             $ 456,994
                                     ==================      ===============             ==================      ================

(c)  Losses and loss adjustment expenses, net, are comprised of the following:

                                                      Three months ended                               Nine months ended
                                                        September 30,                                    September 30,
                                                     2001               2000                       2001                  2000
                                          ---------------------------------------           -------------------------------------
                                                                           (dollars in thousands)
Losses and loss adjustment expenses                $ 605,852             $150,787                $1,047,752             $ 653,643
Reinsurance ceded                                   (394,533)             (41,591)                 (650,198)             (237,425)
                                          ------------------      ---------------           ---------------      ----------------
Losses and loss adjustment expenses, net           $ 211,319             $109,196                $  397,554             $ 416,218
                                          ==================      ===============           ===============      ================


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

(a)  Following is a summary of segment disclosures:

                                                     Segment Revenues
-----------------------------------------------------------------------------------------------------------------
    Three months ended September 30,                                         Nine months ended September 30,
----------------------------------------                                  ---------------------------------------
         2001                     2000         (dollars in thousands)             2001                     2000
---------------       ------------------                                  --------------       ------------------
       $ 33,577                 $ 34,221       London Company Market            $ 91,870                 $141,660
         82,141                   74,170       Lloyd's Market                    218,553                  178,557
         21,285                   21,535       Investing                          68,059                   72,085
         26,133                   23,058       Other                              74,261                  136,777
---------------       ------------------                                  --------------       ------------------
       $163,136                 $152,984       Total                            $452,743                 $529,079
===============       ==================                                  ==============       ==================

                                                       Segment (Loss) Profit
---------------------------------------------------------------------------------------------------------------------
    Three months ended September 30,                                         Nine months ended September 30,
----------------------------------------                                  -------------------------------------------
         2001                     2000         (dollars in thousands)                  2001                     2000
---------------       ------------------                                  ------------------       ------------------
      $ (30,897)                $ (6,221)       London Company Market               $(39,467)                $(71,493)
        (46,021)                 (10,666)       Lloyd's Market                       (62,477)                 (37,155)
          21,285                  21,535        Investing                             68,059                   72,085
        (45,690)                  (9,062)       Other                                (61,433)                 (55,557)
---------------       ------------------                                  ------------------       ------------------
      $(101,323)                $ (4,414)       Total                               $(95,318)                $(92,120)
===============       ==================                                  ==================       ==================

                                                       Combined Ratio
----------------------------------------------------------------------------------------------------------------------
    Three months ended September 30,                                         Nine months ended September 30,
----------------------------------------                                  --------------------------------------------
     2001                     2000                                                 2001                      2000
---------------       ------------------                                  ------------------         -----------------
           192%                     118%        London Company Market                   143%                      150%
           156%                     114%        Lloyd's Market                          129%                      121%
             -                        -         Investing                                 -                         -
           275%                     139%        Other                                   183%                      141%
---------------       ------------------                                  ------------------         -----------------
           186%                     120%        Consolidated                            142%                      136%
===============       ==================                                  ==================         =================

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

4.  Business Segments (Continued)

                                                   Segment Assets
--------------------------------------------------------------------------------------------------------------------
                                                                                       At September 30,
                                                                        --------------------------------------------
                                                                                   2001                      2000
                                                                        ------------------        ------------------
                                                                                    (dollars in thousands)
London Company Market                                                           $        -                $        -
Lloyd's Market                                                                           -                         -
Investing                                                                        1,357,721                 1,292,205
Unallocated assets                                                               1,770,903                 1,162,187
                                                                        ------------------        ------------------
Total                                                                           $3,128,624                $2,454,392
                                                                        ==================        ==================

(b) The following summary reconciles segment loss to the Company's consolidated financial statements:

    Three months ended September 30,                                                  Nine months ended September 30,
----------------------------------------                                      ---------------------------------------------
        2001                     2000         (dollars in thousands)                     2001                       2000
---------------       ------------------                                      ------------------         ------------------
     $(101,323)                  $(4,414)  Segment loss                                $ (95,318)                 $ (92,120)
                                           Reconciling items:
        (3,100)                   (3,100)  Interest expense                               (9,300)                    (9,300)
             -                         -   Merger expenses                                     -                    (18,416)
        (1,093)                     (961)  Amortization of intangible assets              (3,279)                    (2,845)
---------------       ------------------                                      ------------------         ------------------
     $(105,516)                  $(8,475)  Net loss before tax                         $(107,897)                 $(122,681)
===============       ==================                                      ==================         ==================


5. Summarized Financial Information for Markel International Limited ("Markel International")

  Markel International is a wholly-owned subsidiary of Terra Nova Bermuda Holdings Ltd. Markel International's summarized consolidated balance sheet information as at September 30, 2001, and December 31, 2000, and summarized consolidated statement of operations information for the nine months ended September 30, 2001, and 2000, is set out below.

  Markel International is the issuer of $75 million 7.2% Senior Notes due 2007 and $100 million 7.0% Senior Notes due 2008. The Senior Notes are guaranteed fully and unconditionally by the Company.

                                                                                 September 30,              December 31,
                                                                                      2001                     2000
                                                                             --------------------        -----------------
                                                                                          (dollars in thousands)
Investments and cash                                                                $  956,215               $  964,969
Reinsurance recoverable on unpaid losses                                             1,121,911                  723,787
Accrued premium income                                                                 148,767                  146,061
Other assets                                                                           590,074                  471,243
                                                                          --------------------        -----------------
   Total assets                                                                     $2,816,967               $2,306,060
                                                                          ====================        =================

Unpaid losses and loss adjustment expenses                                          $2,067,522               $1,573,617
Unearned premiums                                                                      370,063                  363,412
Long-term debt                                                                         175,000                  175,000
Other liabilities                                                                      181,194                   93,680
                                                                          --------------------        -----------------
   Total liabilities                                                                $2,793,779               $2,205,709
                                                                          --------------------        -----------------
   Total shareholder's equity                                                       $   23,188               $  100,351
                                                                          --------------------        -----------------
   Total liabilities and shareholder's equity                                       $2,816,967               $2,306,060
                                                                          ====================        =================

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

5.  Summarized Financial Information for Markel International Limited
(Continued)

                                                                 Nine months ended September 30,
                                                                 2001                            2000
                                                      ------------------              ------------------
                                                                       (dollars in thousands)
Net earned premiums                                            $ 378,587                       $ 426,019
Net investment income                                             39,215                          38,785
Realized investment gains                                          7,283                           2,192
Foreign exchange (losses) gains                                     (554)                          4,110
Agency income                                                      3,587                           8,899
                                                      ------------------              ------------------
Total operating revenues                                         428,118                         480,005
                                                      ------------------              ------------------
Underwriting costs and expenses                                  565,919                         589,545
                                                      ------------------              ------------------
Loss from operations before income tax                          (137,801)                       (109,540)
                                                      ------------------              ------------------
Net loss                                                       $ (99,574)                      $ (79,225)
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

  At September 30, 2001, the Company held positions in forward foreign exchange contracts with an aggregate notional amount of $55.3 million to buy United Kingdom Sterling. Contracts mature in June of 2002. The fair value of the unsettled forward contracts was a cumulative gain of $0.3 million at September 30, 2001 and was included on the accompanying consolidated balance sheets. The gain (loss) on the forward contracts for the quarter and the nine month period ended September 30, 2001 was $2.3 million and $(2.7) million, respectively. Net loss for the quarter and nine month period ended September 30, 2001 included a gain of $2.2 million and $0.3 million, respectively, for the forward contracts. CTA included a gain of $0.1 million and a loss of $3.0 million, respectively, for the quarter and nine months ended September 30, 2001.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                  (Unaudited)

7.  Related Party Transactions

  At September 30, 2001, the Company had outstanding short-term borrowings of $2.0 million due to its parent company, Markel Corporation. Interest accrues on the borrowings at the U.S. Federal Funds rate plus 2%.

  Effective January 1, 2001, the Company entered into a quota share reinsurance agreement (the Agreement) with Markel Insurance Company (MIC) and Deerfield Insurance Company (DIC), United States insurance subsidiaries of its parent, Markel Corporation. Under the Agreement the Company's subsidiary, Markel Capital Limited, cedes 24% of 2001 year of account net written premiums and related losses and expenses to MIC and DIC. For the quarter and nine month period ended September 30, 2001, the Company ceded premiums to MIC and DIC totalling $40.5 million and $71.3 million, respectively.

8. Recapitalization Transaction

  During the third quarter of 2001, Markel Corporation, the sole shareholder of Terra Nova (Bermuda) Holdings Ltd. (the "Company"), caused a reduction in the issued and authorized share capital of the Company and a subdivision of the remaining share capital resulting in the authorized and issued share capital of the Company being $12,000 divided into 12,000 Class A ordinary shares of $1.00 par value each.

9. Contingencies

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

  On May 29, 2001 Reliance Insurance Company was placed in rehabilitation by the Pennsylvania Insurance Department. During the third quarter of 2001, the Pennsylvania Insurance Department removed Reliance Insurance Company from rehabilitation and placed it into liquidation. Reliance Insurance Company and its affiliates owed the Company approximately $25.9 million and $33.4 million in reinsurance recoverables for paid and unpaid losses at September 30, 2001 and December 31, 2000, respectively. These balances were considered in the normal course of assessing the collectability of reinsurance recoverables.

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

  The Company has identified certain factors that could cause actual plans or results to differ substantially from those included in any forward-looking statements. These risk factors include, but are not limited to, the following:
(i) the impact of the events of September 11, 2001, which will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies; (ii) uncertainties and changes in government policy and law (both statute and case law) with respect to the Company, its brokers or customers (for example, the Company is subjected to taxation in an additional jurisdiction, there is a change in the way insurance contracts are interpreted by a court of law, etc.);
(iii) uncertainties and changes in regulatory policy and law (for example, the Company is subjected to insurance regulation in an additional jurisdiction);
(iv) the occurrence of man-made or natural catastrophic events with a frequency or severity exceeding the estimates of the Company; (v) the uncertainties of the reserving process; (vi) changing rates of inflation and other economic conditions; (vii) losses due to foreign currency exchange rate fluctuations;
(viii) ability to collect reinsurance recoverables; (ix) changes in the availability, cost or quality of reinsurance; (x) developments in global financial markets that could affect the Company's investment portfolio; (xi) risks associated with the introduction of new products and services; (xii) increased competition on the basis of pricing, capacity, coverage terms or other factors; (xiii) changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; (xiv) the effects of mergers, acquisitions and divestitures; (xv) ineffectiveness or obsolescence of the Company's business strategy due to changes in present or future market conditions; (xvi) the legal environment and social trends; and (xvii) the loss of the services of any of the Company's executive officers and significant changes in personnel.

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

  Following, is a comparison of gross premium volume by significant underwriting area:

        Three months ended September 30,          Gross Premium Volume                Nine months ended September 30,
      2001                         2000         (dollars in thousands)                       2001                2000
-----------------------------------------------------------------------------------------------------------------------
  $ 42,590                      $ 12,533          London Company Market                    $127,852            $154,941
   126,956                       110,906             Lloyd's Market                         408,038             318,951
    16,629                         5,974                  Other                              32,564             108,352
-----------------------------------------------------------------------------------------------------------------------
  $186,175                      $129,413                  Total                            $568,454            $582,244
-----------------------------------------------------------------------------------------------------------------------

  Gross written premiums increased 43.9% to $186.2 million in the third quarter of 2001 from $129.4 million written in the third quarter of 2000. In the first nine months of 2001 gross written premiums decreased by 2.4% to $568.5 million from $582.2 million in 2000.

The increase in gross written premiums in the third quarter of 2001 is primarily a result of:

(a) An increase at the London Company Market to $42.6 million from $12.5 million in 2000, primarily due to prior years' premium increases related to casualty swing-rated policies and due to higher actual premium writings than previously estimated on prior years' property reinsurance treaties.

(b) An increase at the Lloyd's Market to $127.0 million from $110.9 million in 2000 primarily due to increased professional liability writings at Syndicate 702, partially offset by lower motor writings at Syndicate 1228.

(c) An increase at the discontinued lines to $16.6 million from $6.0 million in 2000. The increase was due to additional premiums on prior years' swing-rated policies and additional premiums on the discontinued satellite program. The Company had previously purchased reinsurance protection for the satellite program and has no additional loss exposure.

The decrease in gross written premiums in the nine months is primarily a result of:

(a) A 17.4% decrease in gross written premiums at the London Company Market to $127.9 million in the first nine months of 2001 from $154.9 million in 2000. The decrease was predominantly the result of Terra Nova reducing its property writings due to the non-renewal of unprofitable business. In line with the Company's philosophy to focus on underwriting profitability, writings on the casualty account (professional indemnity business) and marine account have also reduced in 2001, compared to 2000.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

Business Operations (Continued)

(b) Significant decreases in gross written premiums in discontinued lines due to the closure of Terra Nova (Bermuda) on April 2, 2000, and the decision to cease underwriting at Marine Syndicate 329, Non-Marine Syndicate 1227 and the discontinued lines of Motor Syndicate 1228 in the third quarter of 2000.

(c) These decreases have been partially offset by a 27.9% increase in gross written premiums at the Lloyd's Market for the nine months to September 30, 2001. The increase is primarily due to Markel Capital increasing its participation on the continuing syndicates to 100% in 2001 compared to approximately 87% in 2000 and increased writings at Non-Marine Syndicate 702, Marine and Aviation Syndicate 1009 and Non-Marine Syndicate 1239.
     This increase was partially offset by lower writings at Motor Syndicate
     1228.

  Net written premiums decreased 19.0% to $75.6 million in the third quarter of 2001 from $93.3 million in the third quarter of 2000. In the nine months period to September 30, 2001, net written premiums decreased by 23.5% to $339.2 million from $443.4 million in 2000. This decrease is primarily due to additional quota share reinsurance in the second and third quarters of 2001 with United States insurance subsidiaries of Markel Corporation, as detailed in note 7 of the notes to the interim consolidated financial statements. For the quarter and nine month period ended September 30, 2001, the Company ceded premiums to these subsidiaries of $40.5 million and $71.3 million, respectively. In addition, the lower retention rate in the third quarter of 2001 is due to net reinsurance reinstatement premiums of approximately $14.0 million on WTC exposures.

  Net earned premiums increased to $141.9 million in the third quarter of 2001 from $131.4 million in 2000. The increase in the third quarter was primarily due to prior years' premium increases. Net earned premiums decreased by 15.8% in the first nine months of 2001 to $384.7 million from $457.0 million in 2000. The decrease in the nine months is due to the decreased writings in 2001.

  Following, is a comparison of selected data from the Company's operations:

                                                             Three months ended                   Nine months ended
                                                                September 30,                        September 30,
                                                             2001              2000             2001               2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                (dollars in thousands)
Gross premium volume                                      $ 186,175          $129,413        $ 568,454          $ 582,244
Net written premiums                                         75,622            93,298          339,237            443,390
Net retention                                                    41%               72%              60%                76%
Net earned premiums                                         141,851           131,449          384,684            456,994
Losses and loss adjustment expenses                         211,319           109,196          397,554            416,218
Underwriting, acquisition and insurance expenses             53,140            48,202          150,507            204,981
Underwriting loss                                          (122,608)          (25,949)        (163,377)          (164,205)

GAAP ratios
Loss ratio                                                      149%               83%             103%                91%
Expense ratio                                                    37%               37%              39%                45%
-------------------------------------------------------------------------------------------------------------------------
Combined ratio                                                  186%              120%             142%               136%
-------------------------------------------------------------------------------------------------------------------------

  The underwriting loss was $122.6 million in the third quarter of 2001 compared to $25.9 million in 2000. The underwriting loss was $163.4 million in the nine month period to September 30, 2001 compared to $164.2 million in 2000.

                      TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

Business Operations (Continued)

  The underwriting loss for both periods of 2001 include $68.0 million of estimated net WTC losses and strengthening of prior years' reserve of $39.0 million. The Company discontinued the worldwide motor book of business shortly after the acquisition by Markel Corporation due to the program's poor administrative controls, including delegation of underwriting and claims authority to brokers around the world, and due to inadequate pricing. During the third quarter of 2001, the Company obtained information from brokers and performed broker audits in order to reassess its potential exposure. Upon completion of this work, the Company determined that reserve strengthening was required.

  The Company's total estimated net exposure to WTC losses is $68.0 million.
The Lloyd's and London Company Markets include $42.0 million and $23.3 million, respectively, of net WTC losses. Approximately $5.5 million of estimated net losses at the Lloyd's Market were ceded to Markel Insurance Company and Deerfield Insurance Company, United States insurance subsidiaries of its parent, Markel Corporation. Further details of this quota share arrangement are provided in note 7 of the interim consolidated financial statements. Before these cessions the estimated WTC losses were $73.5 million, net of approximately $248 million of reinsurance recoverables.

  The Company has used many loss estimation techniques including detailed policy level reviews, the use of catastrophe modeling software, direct contact with insureds and brokers and sensitivity analysis to possible coverage scenarios in order to develop its estimated WTC exposure. The Company has also completed a detailed review of its reinsurance recoverables related to its potential WTC losses. Approximately 98% of the estimated reinsurance recoverables are due from reinsurers rated "A-" or better by A.M. Best or Standard and Poor's. The Company's gross and net WTC loss estimates include a margin for underestimation of claims, reinsurance reinstatement premiums and potentially uncollectable reinsurance. New information concerning potential losses and coverage emerges daily. While the Company believes that its WTC reserve is adequate, adverse development is possible.

  The Company will continue to review claims and reinsurance experience, and although loss and bad debt reserves are believed to be adequate, adverse experience is possible and could result in reserve increases in the future.

  The underwriting loss in the first nine months of 2000 was primarily the result of inadequate pricing, poor underwriting controls on the discontinued lines and portions of the continuing programs and included non-recurring transaction related expenses of $58.6 million.

  The combined ratio was 186% in the third quarter of 2001 compared to 120% in 2000. The combined ratio was 142% in the nine month period to September 30, 2001 compared to 136% in 2000. The increase in combined ratios for both periods of 2001 was primarily due to $68.0 million of estimated WTC net losses and strengthening of prior years' reserve of $39.0 million noted above. Excluding these items, the Company's 2001 third quarter and nine month period combined ratio was 110% and 114%, respectively.

  The Company's expense reductions have not kept pace with planned premium reductions. The Company will continue working to align expenses with its premium writings. Expense reduction initiatives include the consolidation of Markel International's four syndicates at Lloyd's into one syndicate for 2002
and planned reductions of brokerage commissions.   In addition the Company has
reduced its maximum limits to a range of $5 to $10 million depending on the program. These reductions will reduce future reinsurance costs and collection risks. The pricing environment continues to improve in the London Market.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

Business Operations (Continued)

  The Company had a pre-tax loss of $107.9 million in the first nine months of 2001 compared to a pre-tax loss of $122.7 million in 2000. The pre-tax loss of $107.9 million in 2001 was primarily a result of the underwriting loss, being partially offset by investment income and realized investment gains. The pre-tax loss of $122.7 million in 2000 was primarily a result of the $164.2 million underwriting loss and merger expenses of $18.4 million being partially offset by investment income and realized investment gains.

  The post-tax loss was $69.7 million in the nine months to September 30, 2001 compared to a post-tax loss of $92.4 million in 2000. The tax benefit as a percentage of loss from operations before tax was 35.4% in the first nine months of 2001 compared to 24.7% in 2000. This was due to losses generated from the Company's UK operations which give rise to tax benefits, offset by income generated in Bermuda which is not subject to tax.

  Shareholder's equity decreased to $227.3 million at September 30, 2001, compared to $278.7 million at December 31, 2000. The decrease of $51.4 million was primarily due to the net loss of $69.7 million offset by other comprehensive income of $18.3 million.


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

                        TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

Impact of Recently Issued Standards (Continued)

  As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $23.2 million and unamortized identifiable intangible assets in the amount of $26.0 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $3.8 million and $3.3 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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





Date:    November 14, 2001       By:    /s/JEREMY D. COOKE
         -----------------              ------------------
                                        Jeremy D. Cooke
                                        Chief Operating Officer



Date:   November 14, 2001        By:    /s/ANDREW J. DAVIES
        -----------------               -------------------
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

4. The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at September 30, 2001 and the respective Notes thereto, included in the Quarterly Report on Form 10-Q.