Form 10-K405
period 2001-12-31
TERRA NOVA BERMUDA HOLDING LTD
filed 2002-03-28
CIK 935937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

     The number of registrant's ordinary shares ($1.00 par value) outstanding as of March 28, 2002 was 12,000.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.

                               INDEX TO FORM 10-K

                                                                                                           Page
                                                   PART I

Item 1.     Business                                                                                          3

Item 2.     Properties                                                                                        8

Item 3.     Legal Proceedings                                                                                 8

Item 4.     Submission of Matters to a Vote of Security Holders (1)                                           -


                                                   PART II

Item 5.     Market for the Registrant's Common Equity and Related Shareholder Matters                         9

Item 6.     Selected Financial Data for the five years ended December 31, 2001 (2)                            -

Item 7.     Management's Narrative Analysis of Results of Operations (2)                                      9

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk                                        12

Item 8.     Financial Statements                                                                             14

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             43


                                                   PART III

Item 10.    Directors and Executive Officers of the Registrant (1)                                            -

Item 11.    Executive Compensation (1)                                                                        -

Item 12.    Security Ownership of Certain Beneficial Owners and Management (1)                                -

Item 13.    Certain Relationships and Related Transactions (1)                                                -


                                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                                  43

            Index to Exhibits                                                                                47

(1)  Omitted pursuant to General Instruction I(2)(c) of Form 10-K
(2)  Omitted or reduced pursuant to General Instruction I(2)(a) of Form 10-K

                                     PART I

ITEM 1 - BUSINESS

Safe Harbor Statement

     This is a Safe Harbor statement under the Private Securities Litigation Reform Act of 1995. Certain statements contained herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements may be identified by the use of terms such as believes, expects, estimates, may, intends, plans, will, should or anticipates or the negative thereof or similar expressions, or by discussions of strategy. The Company has based the forward-looking statement on current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about the Company, including:

- uncertainties and changes in government policy, regulatory policy, statutory law or case law with respect to the Company, brokers or customers which can impede the Company's ability to charge adequate rates and efficiently allocate capital;
- the amount and nature of competition in the insurance industry and the amount of capital within the industry and alternative risk transfer markets;
-    the occurrence of man-made or natural catastrophic events;
- assumptions about the impact of events of September 11, 2001, such as the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies;
-    the occurrence of additional terrorist activities;
- the occurrence of significant changes in products or adverse changes in insurance and financial market conditions;
- changing legal and social trends and the inherent uncertainties of the reserving process;
-    loss of the services of any of the Company's executive officers;
- initiatives underway to re-organize business units and to evaluate reinsurance programmes and exposures that could lead to additional changes and expense;
- assumptions about future profitability and that the Company will make steady progress towards underwriting profitability;
-    the impact of tax laws on the Company's subsidiaries;
-    changing rates of inflation and other economic conditions;
- losses due to foreign currency exchange rate and interest rate fluctuations;
-    ability to collect reinsurance recoverables;
-    changes in the availability, cost or quality of reinsurance;
- developments in domestic and international financial markets that could affect the Company's investment portfolios;
-    changes in assigned financial strength or debt ratings;
- changes in the distribution or placement of risks due to increased consolidation of insurance and reinsurance brokers; and
-    the effects of mergers, acquisitions and divestitures.

     The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed herein might not occur. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of their dates.

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

     On March 24, 2000, the Company was acquired by Markel Corporation ("Markel") for total consideration of approximately $658 million. Markel issued approximately 1.75 million common shares and contingent value rights and paid approximately $325 million in cash to the Company's shareholders in the transaction. At the date of acquisition the Company's $175 million of debt remained outstanding.

     The Company writes specialty property, casualty, marine and aviation insurance on a direct and reinsurance basis. Business is written world-wide with the majority coming from the United Kingdom and the United States. The Company has a strong presence in the London Insurance Market through Terra Nova and its participation through Markel Capital in four Lloyd's syndicates managed by Markel Syndicate Management. For 2002 a new syndicate, named Markel Syndicate 3000, has been formed which will consolidate business previously written in these Lloyd's syndicates. Consolidating the Lloyd's operations into one syndicate should provide cost reductions and allow more efficient capital allocation.

     On January 1, 2002 the Company realigned its underwriting operations along product lines and customers into six underwriting centres as follows:

 -  Aviation
 -  Marine and Energy
 -  Non-Marine Property
 -  Professional Liability
 -  Retail Professional Liability
 -  Reinsurance and Accident

     This new structure aligns operations so that specialised underwriting talent is more focused on customer needs and eliminates duplication that existed between underwriting areas. The six new underwriting centres will have the ability to write business in Terra Nova or Markel Syndicate 3000.

Terra Nova

     Terra Nova is authorized in the United Kingdom to transact all classes of insurance business and underwrites business on both a direct and reinsurance basis covering property, casualty, accident and health and marine risks. Terra Nova's business is written internationally with approximately 57% of its writings coming from the United States. In addition, Terra Nova writes excess and surplus lines property and automobile physical damages coverages in the United States. Coverage is also provided for crop, boiler and machinery, credit, surety, political risks exposure, theft, fidelity and crime as well as other miscellaneous lines such as contingency.

     Property treaty reinsurance includes excess of loss, stop loss, aggregate excess and proportional coverage. A significant proportion of Terra Nova's excess of loss catastrophe and per risk treaty business comes from the United States and loss exposure is balanced by widely spread international property treaties.

     Terra Nova's casualty account includes treaty reinsurance for errors and omissions, directors and officers, medical malpractice and general liability risks, as well as excess and surplus lines liability coverages often written in conjunction with property risks. Professional groups covered include architects, engineers, accountants, lawyers and insurance intermediaries.

     Terra Nova's marine book includes specie, cargo and professional indemnity coverages.

     Terra Nova is approved to underwrite excess and surplus lines insurance in almost every state of the United States and has also gained accreditation in various states under statutes providing for accreditation of non-U.S. reinsurers. As at March 28, 2002, Terra Nova was accredited as a reinsurer in forty-eight jurisdictions of the United States. Terra Nova is also licensed to transact non-marine reinsurance in Canada through its branch office in Toronto.

Markel Capital

     Through Markel Capital, the Company participates in the Lloyd's syndicates managed by Markel Syndicate Management. For the 2001 underwriting year, Markel Syndicate Management managed four syndicates. As of January 1, 2002, the Company consolidated its syndicates at Lloyd's into one syndicate and re-organized all underwriting units by product area.

The Markel Syndicate Management syndicates for the 2001 underwriting year were as follows:

--------------------------------------------------------------------------------
   Syndicate             2001
     number         gross written                 Products
                       premiums
--------------------------------------------------------------------------------
                  (Amount in millions)

      702                   $217  Professional indemnity, directors and officers
                                  liability, legal expenses and crime, kidnap and ransom, commercial property and general liability coverages

      1009                  $196  Energy, liability, hull, war, specie, cargo,
                                  excess of loss, onshore property, aviation hull liability, aviation products and ground liability

      1228                  $ 27  Commercial auto in U.K.

      1239                  $100  Property, financial institutions, casualty,
                                  personal accident, contingency

--------------------------------------------------------------------------------

Terra Nova (Bermuda)

     Terra Nova (Bermuda) ceased accepting new business on April 2, 2000. The decision followed completion of the Company's acquisition by Markel and reflected a detailed review of all the Company's entities and their strategic importance within the enlarged Markel Group.

Corifrance

     Corifrance is a French reinsurance company based in Paris. Corifrance transacts specialty treaty and facultative reinsurance business internationally, mainly outside the U.S., on a direct and brokered basis. Corifrance is included in Other as part of the segmental reporting as it is a non-strategic insurance subsidiary.

Business Segments

     The Company had three operating segments: the London Company Market, the Lloyd's Market and Investing. All investing activities are included in the Investing operating segment. Discontinued programs and non-strategic insurance subsidiaries are included in Other for purposes of segmental reporting.

    The London Company Market consists of the operations of Terra Nova, the Lloyd's Market includes Markel Capital. Non-marine Syndicate 702, marine Syndicate 1009, the continuing programs of motor Syndicate 1228 and non-marine Syndicate 1239 are included in the Lloyd's Market segment. Marine Syndicate 329, motor Syndicate 554, aviation Syndicate 959, non-marine Syndicate 1227 and the discontinued programs of motor Syndicate 1228 are included in Other as they are discontinued lines of business.

    The Company's mix of business by business segment is set out in the table below.

                                             Year ended December 31, 2001
                                        ---------------------------------------
Gross written premiums                      Amount                % of total
                                        (dollars in millions)
                                        ---------------------------------------

London Company Market                           $175.7                    22.8
Lloyd's Market                                   540.2                    70.2
Other                                             54.1                     7.0
                                        ---------------         ---------------
Total                                           $770.0                   100.0
                                        ---------------         ---------------

Direct business                                 $618.1                    80.3
Reinsurance assumed                              151.9                    19.7
                                        ---------------         ---------------
Total                                           $770.0                   100.0
                                        ===============         ===============

Loss and Loss Adjustment Expense Reserves

General

     The Company maintains reserves for specific claims incurred and reported, reserves for claims incurred but not reported and reserves for uncollectible reinsurance. Reserves for reported claims are based primarily on case-by-case evaluations of the claims and their potential for adverse development. Reserves for reported claims consider the Company's estimate of the ultimate cost to settle the claims, including investigation and defense of lawsuits resulting from the claims, and may be subject to adjustment for differences between costs originally estimated and costs subsequently re-estimated or incurred.

     U.S. GAAP requires that reserves for claims incurred but not reported be based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. The Company also evaluates and adjusts reserves for uncollectible reinsurance in accordance with its collection experience, consideration of the financial condition of its reinsurers and the development of the gross reserves.

     Ultimate liability may be greater or less than current reserves. In the insurance industry, there is always the risk that reserves may prove inadequate. Reserves are continually monitored by the Company using new information on reported claims and a variety of statistical techniques. Anticipated inflation is reflected implicitly in the reserving process through analysis of cost trends and the review of historical development. The Company does not discount its reserves for losses and loss adjustment expenses to reflect estimated present value.

     The following table shows the development of net reserves for losses and LAE for the calendar years 1991 to 2001 for all lines of business. The first line of the table presents the net reserves, including IBNR, as recorded in the Company's balance sheet for the indicated year and all unpaid losses for prior years. The upper portion of the table shows the reserve re-estimated at the end of each of the succeeding years. The conditions that have caused the deficiencies are referred to below and may not be indicative of future developments.

    The re-estimated reserves are increased or decreased as more information becomes available about the severity and frequency of claims for individual years. An adjustment to the carrying value of unpaid claims for a prior year will also be reflected in the adjustments for later years. For example, an adjustment to 1991 loss reserves in 2001 will show in the re-estimation of reserves for the years 1991 through 2000. A redundancy (or deficiency) arises when the re-estimation of reserves at the end of the year is less (or more) than the estimate at the preceding year-end. The redundancy (or deficiency) is recorded in the income statement of that year. The cumulative redundancy (or deficiency) is the difference between the re-estimation of reserves as at the end of 2001 and the original estimate as shown on the top line of the table. The lower portion of the table shows the cumulative amounts paid at the end of each successive year for such claims.

                                                       Analysis of Net Loss and LAE Reserve Development
                                 ---------------------------------------------------------------------------------------------------
                                                                      Year ended December 31,
                                 ---------------------------------------------------------------------------------------------------
(dollars in millions)            1991    1992     1993     1994    1995     1996     1997    1998     1999      2000      2001
Reserves for unpaid losses and
  LAE at December 31             $724.9   $784.5   $775.6  $847.3   $814.2   $824.0  $911.0   $982.9  $1,063.5  $1,081.9   $1,219.4
Reserve re-estimated (1) as of:
     One year later               761.0    806.9    802.5   850.1    811.6    813.6   886.0    938.4   1,108.4   1,195.9
     Two years later              773.7    821.5    810.5   850.1    793.0    793.0   800.7    880.6   1,192.0
     Three years later            780.5    829.0    810.7   832.9    777.8    716.7   689.9    916.5
     Four years later             792.4    829.8    800.7   812.8    703.2    662.9   715.8
     Five years later             793.5    816.5    784.7   739.7    643.6    686.6
     Six years later              776.6    800.5    719.3   692.6    671.6
     Seven years later            760.2    738.2    622.9   720.7
     Eight years later            699.3    702.7    650.6
     Nine years later             695.1    730.4
     Ten years later              722.5
Cumulative redundancy
  (deficiency)                      2.4     54.1    125.0   126.6    142.6    137.4   195.2     66.4    (128.5)   (114.0)
As a percentage of
  unpaid losses and LAE             0.3%     6.9%    16.1%   14.9%    17.5%    16.7%   21.4%     6.8%    (12.1%)   (10.5%)
Paid (cumulative) as of:
     One year later               119.3    143.8    151.8   168.8    123.4    145.7   187.6    245.3     372.9     338.2
     Two years later              228.2    268.3    259.0   253.6    227.6    241.6   303.7    372.2     541.6
     Three years later            316.1    350.8    311.8   327.8    293.0    301.7   328.7    503.2
     Four years later             379.9    383.8    368.8   380.7    336.8    371.1   375.3
     Five years later             402.5    426.8    405.8   416.6    383.7    410.8
     Six years later              438.3    457.7    433.7   455.1    435.0
     Seven years later            464.0    483.1    422.5   502.3
     Eight years later            487.9    514.3    443.8
     Nine years later             517.2    533.6
     Ten years later              535.1

The following table represents an analysis of gross loss and LAE reserve development for the years indicated:

                                                             Analysis of Gross Loss and LAE Reserve Development
                                        --------------------------------------------------------------------------------------------
                                                                          Year ended December 31,
                                        --------------------------------------------------------------------------------------------
 (dollars in millions)                      1993       1994      1995      1996       1997     1998       1999      2000     2001
Gross reserves for unpaid losses and LAE  $1,238.8  $1,223.8  $1,168.7   $1,078.2  $1,157.7  $1,209.0  $1,410.0  $1,671.7  $2,172.6
Reinsurance recoveries on unpaid losses
and LAE                                      463.2     376.5     354.5      254.1     246.7     226.1     346.5     589.9     953.2
Gross reserves re-estimated (1) as of:
     One year later                        1,332.8   1,310.2   1,174.8    1,067.0   1,142.5   1,207.1   1,655.5   2,054.7
     Two years later                       1,428.9   1,319.9   1,168.4    1,058.6   1,071.3   1,282.9   1,950.0
     Three years later                     1,428.0   1,311.2   1,150.6      989.1   1,050.1   1,391.8
     Four years later                      1,431.3   1,291.4   1,081.4      929.5   1,145.3
     Five years later                      1,428.4   1,223.9   1,016.0    1,020.1
     Six years later                       1,368.4   1,171.2   1,102.0
     Seven years later                     1,272.0   1,254.1
     Eight years later                     1,353.5
Reinsurance recoveries on unpaid
losses and LAE re-estimated (2) as of:
     One year later                          530.3     460.1     363.2      253.4     260.9     268.7     547.1     858.8
     Two years later                         618.4     469.9     370.1      264.1     270.6     402.5     758.0
     Three years later                       617.3     478.3     372.8      272.4     360.3     475.3
     Four years later                        630.6     478.7     378.2      266.6     429.5
     Five years later                        643.6     484.2     372.4      333.5
     Six years later                         649.1     478.6     430.4
     Seven years later                       649.1     533.4
     Eight years later                       702.9
Gross cumulative (deficiency) redundancy    (114.7)    (30.3)     66.7       58.1      12.4    (182.8)   (540.0)   (383.0)
As a percentage of unpaid losses and LAE      (9.3%)    (2.5%)     5.7%       5.4%      1.1%    (15.1%)   (38.3%)   (22.9%)
Gross paid (cumulative) as of:
     One year later                          303.9     290.6     229.7      179.6     246.3     251.8     533.7     551.9
     Two years later                         517.9     479.8     364.4      328.0     403.0     552.4     821.8
     Three years later                       679.3     576.4     477.2      418.7     524.7     735.2
     Four years later                        752.5     672.3     550.2      496.9     591.2
     Five years later                        829.2     730.9     618.9      558.9
     Six years later                         884.3     796.7     689.7
     Seven years later                       934.8     862.4
     Eight years later                       974.2

(1) "Reserves re-estimated" includes losses paid in current and prior years.
(2) "Reinsurance recoveries on unpaid losses" includes reinsurance recoveries received in current and prior years.

    The adverse prior year development of $114.0 million in 2001 is partially offset by increases to prior year net written and net earned premiums of $25.3 million. When these revisions to prior year written and earned premiums are considered, the Company experienced a net prior year adverse development of $88.7 million. This increase in the 2000 and prior year incurred losses was primarily due to reserve strengthening for asbestos exposures ($20.0 million), reserve strengthening of the Company's discontinued world-wide motor program ($39.0 million) and an allowance for non-collectable reinsurance recoverables ($30.0 million).

    See note 9 of the notes to consolidated financial statements for a discussion of estimates and assumptions related to the reserves for losses and loss adjustment expenses.

Regulation of the Company

    The Company's insurance subsidiaries are subject to regulation and supervision by the insurance regulatory authorities of the various jurisdictions in which they conduct business. Regulation is intended for the benefit of policyholders rather than shareholders. For information regarding the Company's ability to receive dividends from its subsidiaries and for information about pledged assets, see note 15 and note 3, respectively, of the notes to consolidated financial statements.

Investments

    The Company's business philosophy clearly recognizes the importance of both underwriting profits and superior investment returns to build shareholder value. The Company relies on sound underwriting practices to produce investable funds while minimizing underwriting risk. The Company's objective is to aim to have approximately three quarters of the Company's investable assets come from premiums paid by policyholders. Policyholder funds are invested predominantly in high-quality corporate, government and municipal bonds with relatively short durations. The balance, comprised of shareholder funds, is available to be invested in equity securities, which over the long run, have produced higher returns relative to fixed income investments. The Company seeks to invest in companies with the potential for appreciation and holds these investments over the long term. Officers of the Company manage the investment portfolio.

ITEM 2 - PROPERTIES

    For information regarding the Company's future minimum property lease commitments see note 11 of the notes to consolidated financial statements.

ITEM 3 - LEGAL PROCEEDINGS

    See note 11 of the notes to consolidated financial statements for a description of legal proceedings.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

    On March 24, 2000, all of the Company's shares were acquired by Markel Corporation. There is no established public trading market for the Company's common shares.

    During the third quarter of 2001, Markel Corporation caused a reduction in the issued and authorized share capital of the Company and a subdivision of the remaining share capital resulting in the authorized and issued share capital of the Company being $12,000 divided into 12,000 Class A ordinary shares of $1.00 par value each.

ITEM 7 -   MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Business Operations

    The following discussion addresses the principal factors affecting the operations of the Company.

    The Company's premiums by segment for the years ended December 31, 2001 and 2000, and the combined ratio are set out in the following table:

                                                     Year ended December 31,
                                    -----------------------------------------------------------
                                                2001                          2000
                                        Amount        Percent          Amount        Percent
                                                          (dollars in thousands)
                                    -----------------------------------------------------------
Gross written premiums

London Company Market                 $175,653          22.8%        $180,709          25.6%
Lloyd's Market                         540,173          70.2          397,738          56.4
Other                                   54,145           7.0          126,958          18.0
                                    ----------     ---------       ----------     ---------
     Total                            $769,971         100.0%        $705,405         100.0%
                                    ==========     =========       ==========     =========

Net written premiums

London Company Market                 $138,297          28.4%        $150,213          27.6%
Lloyd's Market                         316,563          65.1          310,597          57.0
Other                                   31,532           6.5           84,084          15.4
                                    ----------     ---------       ----------     ---------
     Total                            $486,392         100.0%        $544,894         100.0%
                                    ==========     =========       ==========     =========

Net earned premiums

London Company Market                 $141,646          26.2%        $186,655          30.9%
Lloyd's Market                         302,250          56.0          248,213          41.1
Other                                   96,020          17.8          168,671          28.0
                                    ----------    ----------       ----------     ---------
     Total                            $539,916         100.0%        $603,539         100.0%
                                    ==========    ==========       ==========     =========

Combined ratio *
  Loss ratio (including LAE)                           104.7%                          91.5%
  Expense ratio                                         42.7                           42.3
                                                   ---------                      ---------
  Combined ratio                                       147.4%                         133.8%
                                                   =========                      =========

* The US GAAP combined ratio measures the relationship of incurred losses, loss adjustment expenses and underwriting, acquisition and insurance expenses to earned premiums.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

    Gross written premiums increased by 9.2% to $770.0 million in 2001 from $705.4 million in 2000. This increase arose mainly at the Lloyd's Market where gross premiums increased to $540.2 million in 2001 from $397.7 million, primarily due to increases in the Company's participation in its syndicates to 100% and the re-estimation of prior years' estimated written premiums. In addition, from late 2001, gross premiums increased due to higher prices and submissions in the professional indemnity, war and aviation programs.

    The increase at the Lloyd's Market was partially offset by decreases at both the London Company Market and the Other discontinued programs. The decrease in gross written premiums at the London Company Market to $175.7 million in 2001 from $180.7 million in 2000 was predominantly the result of Terra Nova reducing its writings due to the non-renewal of unprofitable business. In line with the Company's philosophy to focus on underwriting profitability, writings on the casualty account (professional indemnity business) and marine account have also reduced in 2001, compared to 2000.

    During 2001, premium rates began to increase in the London Insurance Market. The events of September 11, 2001 had a profound impact on the insurance market. Demand for insurance products to manage risks has increased while the insurance financial and underwriting capacity has decreased. The Company anticipates that the London Insurance Markets will continue to tighten and provide a favourable environment for growth in its operations. The Company does not intend to relax underwriting standards in order to obtain premium volume. Premium volume may vary significantly if the Company alters its product concentration to maintain or improve underwriting profitability.

    Subsequent to December 31, 2001, A.M. Best (Best) downgraded the financial strength rating (FSR) of Terra Nova to "B++" (very good) from "A-" (excellent). In addition on March 22, 2002, Standard & Poor's (S&P) reduced Terra Nova's FSR to "BBB-" (good). Both actions were the result of the Company's underwriting losses.

    The Terra Nova downgrades by Best and S&P are expected to have a negative impact on Terra Nova's ability to retain business. The Company will attempt to retain business by moving premium writings to its Lloyd's operations or through the use of other affiliated companies in the Markel group.

    Net written premiums decreased 10.7% to $486.4 million in 2001 from $544.9 million in 2000. This decrease was primarily due to additional quota share reinsurance in 2001 with certain insurance subsidiaries of Markel, as detailed in note 12 of the notes to consolidated financial statements. The Company ceded premiums of $71.3 million to these subsidiaries in 2001. In addition, the lower retention rate in 2001 was due to the net reinstatement premiums payable on World Trade Center losses. Net earned premiums decreased to $539.9 million in 2001 from $603.5 million in 2000, in line with the decrease in net written premiums.

    The underwriting loss increased to $256.2 million in 2001 from $203.8 million in 2000. The 2001 underwriting loss was primarily due to $177.0 million of losses related to World Trade Center and other related events of September 11, 2001 (`WTC'), reserve strengthening and expense charges. In 2000, the underwriting loss was primarily due to inadequate pricing and poor underwriting controls on the discontinued lines and portions of the continued programs. In addition the underwriting loss for 2000 included a $58.6 million non-recurring charge relating to: 1) $36.5 million charge against deferred acquisition costs due to poor experience on property business and certain marine, casualty and auto lines; 2) $19.6 million of reserve strengthening required on marine, property, casualty and auto accounts; and 3) a $2.5 million charge to record liabilities under an operating lease.

    As a consequence of the above the Company's combined ratio increased to 147.4% in 2001 compared to 133.8% in 2000. Excluding provisions (see table below) established during 2001 the continuing programs combined ratio would have been 111.2% for 2001. The Company's expense reductions have not kept pace with planned premium reductions. Expense reduction initiatives include the consolidation of the four syndicates at Lloyd's into one syndicate for 2002 and planned reduction of brokerage commissions. In addition, the Company has reduced its maximum insurance limits which should reduce future reinsurance costs and collection risks. While management believes that expense reductions are attainable, failure to do so would continue to have an adverse impact on the Company's results of operations.

     The table below provides an analysis of the $177.0 million of WTC losses, prior year reserve strengthening and expense charges in 2001.

                                                     Year Ended December 31, 2001
                                             Continuing       Discontinued        Total
                                         -------------------------------------------------
                                                      (dollars in millions)
World Trade Center loss                          $65.3            $2.7             $68.0
Deferred policy acquisition costs                 20.0               -              20.0
Asbestos exposures                                   -            20.0              20.0
Allowance for reinsurance recoverables             5.0            25.0              30.0
Worldwide motor program                              -            39.0              39.0
                                         -----------------------------------------------
                                                 $90.3           $86.7            $177.0
                                         -----------------------------------------------

    The Company's net WTC exposure was $68.0 million. Approximately $5.5 million of estimated net losses were ceded to certain United States insurance subsidiaries of the Company's parent, Markel Corporation. Further details of this quota share arrangement are provided in note 12 of the notes to consolidated financial statements. Before these cessions, the estimated WTC losses were $73.5 million, net of approximately $248 million of reinsurance recoverables. In addition to reported claims, the Company has used many loss estimation techniques including detailed policy level reviews, the use of catastrophe modeling software, direct contact with insureds and brokers and sensitivity analysis to possible coverage scenarios in order to develop its estimated WTC exposure. New information concerning potential losses and coverage issues continues to emerge. While the Company believes that its WTC reserve is adequate, adverse development is possible.

    Upon renewal in early January 2002, the cost of the marine and energy reinsurance program increased significantly. Based on these higher costs, the Company determined that unearned premiums at December 31, 2001 for the unexpired marine and energy risks in its Lloyd's Market segment were not adequate to cover future losses, increased reinsurance costs and related deferred policy acquisition costs. As a result the Company wrote off $20.0 million of deferred policy acquisition costs in 2001.

    Also late in 2001, the Company completed a comprehensive study of asbestos exposures. The study included the use of London Market asbestos exposure experts and the Company's internal and external actuaries. The study was completed using a proprietary database, which contained exposure information about asbestos claims submitted since inception to the London Market. The Company's participation on these risks was then calculated. The Company believes that this "ground up" approach is superior to methods previously used and as a result increased the discontinued lines net asbestos reserves by $20.0 million. Environmental and asbestos exposures are subject to significant uncertainty due to potential severity and an uncertain legal climate. Environmental and asbestos reserves could be subject to increases in the future. The Company's environmental and asbestos reserves are not discounted to present value and are forecasted to pay out over the next 50 years.

    The Company also increased the allowance for reinsurance collection issues by $30.0 million in 2001. This provision included anticipated bad debts resulting from the asbestos reserve strengthening discussed above and provided for strengthened reserves for financially weak reinsurers and collection disputes with reinsurers. Approximately $5.0 million of the provision related to continuing lines in the Lloyd's Market segment and the remaining $25.0 million related to discontinued lines. The Company has begun to implement policies to reduce reliance on reinsurance in the future. Deterioration in the credit quality of existing reinsurers or disputes over the terms of reinsurance could result in additional charges, which could have an adverse impact on the Company's results of operations and financial condition.

    The Company also strengthened reserves in 2001 by $39.0 million for its discontinued worldwide motor program. The Company discontinued the worldwide motor book of business shortly after the acquisition by Markel due to the program's poor administrative controls, including delegation of underwriting and claims authority to brokers around the world, and inadequate pricing. Late in 2001, the Company obtained additional information from brokers and performed broker audits in order to reassess its potential exposure. Upon completion of this review, the Company determined that reserve strengthening was required.

     The Company had a pre-tax loss of $180.2 million in 2001 compared to pre-tax loss of $144.7 million in 2000, and was primarily a result of the $256.2 million underwriting loss being partially offset by $76.1 million and $16.6 million of investment income and realized investment gains, respectively. The post-tax loss was $121.2 million in 2001 compared to a post-tax loss of $132.3 million in 2000.

     Shareholder's equity decreased by 39.3% to $169.2 million at December 31, 2001, compared to $278.7 million at December 31, 2000. The decrease of $109.5 million was primarily due to the net loss of $121.2 million and other comprehensive losses of $1.9 million, partially offset by unrealized appreciation of investments after tax of $13.6 million.

Liquidity and Capital Resources

     Liquidity pertains to a company's ability to meet the demand for cash requirements of its business operations and financial obligations. The Company's primary source of short-term liquidity is its portfolio of marketable securities. In addition, the Company relies on financing provided by its parent company to meet liquidity needs.

     The Company's primary sources of liquidity during 2001 were net cash provided from investing activities of $66.8 million and a $54.8 million loan from Markel Corporation. The Company's operating activities used cash of approximately $16.6 million. Details of the Company's contractual cash payment obligations including long-term debt and long-term commitments are provided in notes 11(b) and 13 in the notes to consolidated financial statements. See note 3(a) for a discussion of the irrevocable letters of credit and cash and securities held in trust or on deposit for benefit of policyholders or reinsurers in the event of default by the Company on its obligations to pay claims. The Company also has other contingencies, including contingencies arising in the normal conduct of its operations. Details of management's assessment of these additional contingencies are provided in note 11(a).

     The Company believes that these sources are sufficient to meet its liquidity needs in the foreseeable future.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as a result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company's consolidated balance sheets include assets and liabilities whose estimated fair values are subject to market risk. The primary market risks to the Company are equity price risk associated with investments in equity securities, interest rate risk associated with investments in fixed maturities and foreign exchange risk. The Company has no material commodity risk. Further details of investments forming more than 10% of the Company's shareholder's equity at December 31, 2001 are set out in note 3 of the notes to consolidated financial statements.

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

     At December 31, 2001, the cost of the Company's equity security portfolio was $81.9 million and the fair value was $104.4 million, compared to $70.8 million and $87.1 million, respectively, at December 31, 2000.

Interest Rate Risk

     The Company's major market risk exposure is changing interest rates, primarily in the United States. A change in interest rates would affect the fair value of the Company's investments and could cause fluctuations in accumulated other comprehensive income in the balance sheet. The Company manages this risk by limiting the portfolio duration.

----------------------------------------------------------------------------------------
Basis Point Movement
(dollars in millions, unless stated)
                                         -200 pts  -100 pts  Zero   +100 pts + 200 pts
----------------------------------------------------------------------------------------

Movement in fair value of
   fixed maturity portfolio
        As of December 31, 2001               6.1%      2.9%    0.0%    (2.8)%   (5.5)%
        As of December 31, 2000               7.7%      3.7%    0.0%    (3.5)%   (6.7)%

Movement after tax
        As of December 31, 2001           $  61.6    $ 29.8  $  0.0   $(28.9)  $(56.2)
        As of December 31, 2000           $  77.6    $ 37.4  $  0.0   $(35.1)  $(68.0)

Adjusted shareholder's equity
        As of December 31, 2001           $ 230.8    $199.0  $169.2   $140.3   $113.0
        As of December 31, 2000           $ 356.3    $316.1  $278.7   $243.6   $210.7
----------------------------------------------------------------------------------------

     The matrix above shows the sensitivity of the Company's shareholder's equity at December 31, 2001, and December 31, 2000, to movements in fixed maturity valuations related to changes in interest rates. The aggregate hypothetical reduction in net assets that would have resulted from a hypothetical increase in yield of 100 basis points at December 31, 2001, is $28.9 million. As a consequence, shareholder's equity at December 31, 2001, would have been $140.3 million and the ratio of debt to debt plus equity would have increased to 55.2% from 50.6% at December 31, 2001.

     The Company's long-term debt is all at fixed rates. At December 31, 2000, the Company's total outstanding indebtedness was $175 million, comprised of $75 million 7.2% Senior Notes due 2007 and $100 million 7.0% Senior Notes due 2008. During 2001, Markel Capital repurchased $2.0 million of these Notes. At
December 31, 2001, the Company's total outstanding indebtedness was $173 million, comprised of $74 million 7.2% Senior Notes due 2007 and $99 million 7.0% Senior Notes due 2008. The estimated fair value of the $173 million debt at December 31, 2001 was $161.4 million, and the estimated fair value of the $175 million debt at December 31, 2000 was $161.2 million.

Foreign Exchange Risk

     The Company has foreign exchange risk on assets and liabilities. The Company primarily manages this risk by matching assets to liabilities in each foreign currency as closely as possible. At December 31, 2001, 64% of the Company's investment portfolio was denominated in U.S. Dollars. At that date the largest foreign currency exposure was U.K. Sterling. If Sterling assets and liabilities had been mismatched by 10% at December 31, 2001, and the year end Sterling/U.S. Dollar exchange rate had increased or decreased by 5%, the effect on after tax earnings would have been approximately $1.4 million (2000: $1.3 million).

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

Impact of Accounting Standards

     In July 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (Statement) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires the purchase method of accounting be used for all business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company adopted the provisions of Statement 141 as of July 1, 2001 and Statement 142 is effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment during 2001. See note 19 for further discussion of the Company's adoption of Statements 141 and 142.

ITEM 8 -  FINANCIAL STATEMENTS

Index                                                                                            Page
..   Report of Independent Accountants (KPMG Audit Plc)                                            15

..   Report of Independent Accountants (PricewaterhouseCoopers)                                    16

Audited Consolidated Financial Statements:

..   Consolidated Balance Sheets as of December 31, 2001 and 2000                                  17

..   Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999    18

..   Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31,
    2001, 2000 and 1999                                                                           19

..   Consolidated Statements of Shareholder's Equity for the years ended December 31, 2001, 2000
    and 1999                                                                                      20

..   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999    21

..   Notes to Consolidated Financial Statements - including summarized consolidated
    financial information of Markel International Limited as of December 31, 2001 and 2000        22

                                       14

               REPORT OF INDEPENDENT ACCOUNTANTS (KPMG Audit Plc)

To the Shareholder and Board of Directors of Terra Nova (Bermuda) Holdings Ltd.:

     We have audited the accompanying consolidated balance sheets of Terra Nova (Bermuda) Holdings Ltd. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive
(loss), shareholder's equity and cash flows for each of the years in the two-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the 2001 and 2000 financial statement schedules appearing under Item 14(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Nova (Bermuda) Holdings Ltd. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2001 and 2000 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



KPMG Audit Plc

London, United Kingdom
March 28, 2002

           REPORTS OF INDEPENDENT ACCOUNTANTS (PricewaterhouseCoopers)

To the Shareholders and Board of Directors of Terra Nova (Bermuda) Holdings Ltd.

     In our opinion, the consolidated financial statements for the year ended December 31, 1999 included on page 14 present fairly, in all material respects, the results of operations and cash flows of Terra Nova (Bermuda) Holdings Ltd. and subsidiaries for the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a) on page 43 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements or financial statement schedules of Terra Nova Bermuda (Holdings) Ltd. and subsidiaries for any periods subsequent to December 31, 1999.



PRICEWATERHOUSECOOPERS
Chartered Accountants

Hamilton, Bermuda
March 10, 2000

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

                           Consolidated Balance Sheets
                                 At December 31,
                             (dollars in thousands)

                                                                                     2001                   2000
                                                                                ----------------      ------------------
                                    ASSETS
Investments available for sale, at fair value:
Fixed maturities
    Bonds (amortized cost $1,110,860 and $1,184,715 respectively)                    $1,141,197              $1,206,548
Common stocks (cost $81,852 and $70,792 respectively)                                   104,362                  87,056
                                                                                ----------------      ------------------
     Total investments                                                                1,245,559               1,293,604
Cash and cash equivalents                                                               178,412                  75,296
Accrued investment income                                                                21,733                  26,347
Insurance balances receivable                                                            93,407                 120,844
Reinsurance recoverable on paid losses                                                  132,339                  88,597
Reinsurance recoverable on unpaid losses                                                953,231                 589,884
Accrued premium income                                                                  135,674                 160,048
Prepaid reinsurance premiums                                                             51,603                  56,391
Deferred acquisition costs                                                               60,641                  70,241
Income tax recoverable                                                                      603                   2,070
Deferred income taxes                                                                    92,317                  33,634
Other assets                                                                            110,658                 119,635
                                                                                ----------------      ------------------
     Total assets                                                                    $3,076,177              $2,636,591
                                                                                ================      ==================

                                 LIABILITIES
Unpaid losses and loss adjustment expenses                                           $2,172,645              $1,671,738
Unearned premiums                                                                       351,131                 367,167
Insurance balances payable                                                               85,322                  78,186
Long term debt                                                                          173,016                 175,000
Other liabilities                                                                       124,897                  65,795
                                                                                ----------------      ------------------
     Total liabilities                                                                2,907,011               2,357,886
                                                                                ----------------      ------------------

                             SHAREHOLDER'S EQUITY
Common shares
    "A" ordinary shares (12,000 authorized, issued, and outstanding in 2001,                 12                 232,012
    $1.00 par value; 75,000,000 authorized, 40,002,069 issued and outstanding in 2000, $5.80 par value)
    "B" ordinary shares, convertible, 10,000,000 authorized, $5.80 par value
    (nil issued and outstanding)                                                              -                       -
Additional capital                                                                      266,153                  34,153
Retained deficit                                                                       (133,321)                (12,136)
Accumulated other comprehensive income                                                   36,322                  24,676
                                                                                ----------------      ------------------
     Total shareholder's equity                                                         169,166                 278,705
                                                                                ----------------      ------------------
     Total liabilities and shareholder's equity                                      $3,076,177              $2,636,591
                                                                                ================      ==================

         See accompanying notes to the consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

                      Consolidated Statements of Operations
                             Year Ended December 31,
                             (dollars in thousands)

                                                                           2001               2000               1999
                                                                     -----------------------------------------------------
Revenues
Net written premiums                                                     $ 486,392          $ 544,894          $ 618,446
Decrease (increase) in unearned premiums                                    53,524             58,645            (33,165)
                                                                     ---------------     --------------     --------------
Net earned premiums                                                        539,916            603,539            585,281
Net investment income                                                       76,069             84,923             93,829
Realized net capital gains on sales of investments                          16,615              8,706             26,879
                                                                     ---------------     --------------     --------------
     Total revenues                                                        632,600            697,168            705,989
                                                                     ---------------     --------------     --------------

Expenses
Losses and loss adjustment expenses, net                                   565,259            552,298            491,243
Underwriting, acquisition and insurance expenses                           230,828            254,991            270,859
Amortization of intangible assets                                            4,371              3,789              4,089
Interest expense                                                            12,365             12,400             12,400
Merger expenses                                                                  -             18,416                  -
                                                                     ---------------     --------------     --------------
     Total operating expenses                                              812,823            841,894            778,591
                                                                     ---------------     --------------     --------------


Loss before income tax                                                    (180,223)          (144,726)           (72,602)
Income tax benefit                                                         (59,038)           (12,427)           (37,628)
                                                                     ---------------     --------------     --------------
Net loss                                                                 $(121,185)         $(132,299)         $ (34,974)
                                                                     ===============     ==============     ==============

         See accompanying notes to the consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

                  Consolidated Statements of Comprehensive Loss
                             Year Ended December 31,
                             (dollars in thousands)

                                                                           2001               2000               1999
                                                                     -----------------------------------------------------
Net loss                                                                 $(121,185)         $(132,299)         $ (34,974)
                                                                     ---------------     --------------     --------------

Other comprehensive income (loss):
  Unrealized appreciation (depreciation) of investments before
    tax                                                                     31,365             53,201            (80,781)
  Tax benefit (expense)                                                     (5,422)           (11,880)            17,150
                                                                     ---------------     --------------     --------------
  Unrealized appreciation (depreciation)of investments after tax            25,943             41,321            (63,631)
                                                                     ---------------     --------------     --------------

Less: Reclassification adjustment for gains included in
  net income before tax                                                    (16,615)            (8,706)           (26,879)
  Tax expense                                                                4,224                439              6,219
                                                                     ---------------     --------------     --------------
  Reclassification adjustment for gains included in
   net income after tax                                                    (12,391)            (8,267)           (20,660)
                                                                     ---------------     --------------     --------------

Currency translation adjustment                                             (1,906)              (956)            (3,631)

                                                                     ---------------     --------------     --------------
Other comprehensive income (loss)                                           11,646             32,098            (87,922)
                                                                     ---------------     --------------     --------------
Comprehensive loss                                                       $(109,539)         $(100,201)         $(122,896)
                                                                     ===============     ==============     ==============

         See accompanying notes to the consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

                 Consolidated Statements of Shareholder's Equity
                             Year Ended December 31,

(dollars in thousands except share numbers)               Common "A" Shares       Common "B" Shares   Stock held in Trust
                                                      --------------------------------------------------------------------

                                                         Number        Value       Number      Value    Number     Value
--------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999                               24,172,717     140,202    1,796,217     10,418  (606,800)   (12,900)

    Shares issued for exercise of share options           175,475       1,017            -          -         -          -
    Shares repurchased during the year                          -           -            -          -  (169,800)    (3,887)
    Deferred compensation expense                               -           -            -          -         -          -
    Net depreciation                                            -           -            -          -         -          -
    Income tax benefit                                          -           -            -          -         -          -
    Change during the year                                      -           -            -          -         -          -
    Net loss                                                    -           -            -          -         -          -
    Dividends paid - $0.24 per ordinary share                   -           -            -          -         -          -
                                                     ---------------------------------------------------------------------
Balance, December 31, 1999                             24,348,192     141,219    1,796,217     10,418  (776,600)   (16,787)

    Shares issued for exercise of share options                 -           -            -          -    52,282      1,046
    Deferred compensation expense                               -           -            -          -         -          -
    Deferred compensation expense released on
     exercise of share option                                   -           -            -          -         -          -
    Elimination of deferred equity compensation                 -           -            -          -         -          -
    Cancellation of stock held in trust                         -           -            -          -   724,318     15,741
    Cancellation of shares and additional capital     (24,346,123)   (141,207)  (1,796,217)   (10,418)        -          -
    Issue of new shares                                40,000,000     232,000            -          -         -          -
    Cost of option exercises on closure                         -           -            -          -         -          -
    Net appreciation                                            -           -            -          -         -          -
    Income tax expense                                          -           -            -          -         -          -
    Change during the year                                      -           -            -          -         -          -
    Net loss                                                    -           -            -          -         -          -
    Dividend paid                                               -           -            -          -         -          -
                                                     ---------------------------------------------------------------------
Balance, December 31, 2000                             40,002,069   $ 232,012            -   $      -         -   $      -

    Recapitalization transaction                      (39,990,069)   (232,000)           -          -         -          -
    Net appreciation                                            -          -             -          -         -          -
    Income tax expense                                          -          -             -          -         -          -
    Change during the year                                      -          -             -          -         -          -
    Net loss                                                    -          -             -          -         -          -
                                                     ---------------------------------------------------------------------
Balance, December 31, 2001                                 12,000   $      12            -   $      -         -   $      -
                                                     =====================================================================

                                                                                  Unrealized
                                                         Deferred                Appreciation  Cumulative   Retained      Total
                                                          Equity     Additional (Depreciation) Translation  (Deficit) Shareholder's
                                                      Compensation     Capital  of Investments  Adjustment  Earnings      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999                                    4,623     111,727       80,342         158      236,292       570,862

    Shares issued for exercise of share options                 -       2,128            -           -            -         3,145
    Shares repurchased during the year                          -           -            -           -            -        (3,887)
    Deferred compensation expense                           2,941           -            -           -            -         2,941
    Net depreciation                                            -           -     (107,660)          -            -      (107,660)
    Income tax benefit                                          -           -       23,369           -            -        23,369
    Change during the year                                      -           -            -      (3,631)           -        (3,631)
    Net loss                                                    -           -            -           -      (34,974)      (34,974)
    Dividends paid - $0.24 per ordinary share                   -           -            -           -       (6,155)       (6,155)
                                                     -------------------------------------------------------------------------------
Balance, December 31, 1999                                  7,564     113,855       (3,949)     (3,473)     195,163       444,010

    Shares issued for exercise of share options                 -      (1,000)           -           -            -            46
    Deferred compensation expense                             212           -            -           -            -           212
    Deferred compensation expense released on
     exercise of share option                                 369        (369)           -           -            -             -
    Elimination of deferred equity compensation            (8,145)      8,145            -           -            -             -
    Cancellation of stock held in trust                         -     (15,741)           -           -            -             -
    Cancellation of shares and additional capital               -     (80,375)           -           -            -      (232,000)
    Issue of new shares                                         -           -            -           -            -       232,000
    Cost of option exercises on closure                         -       9,638            -           -            -         9,638
    Net appreciation                                            -           -       44,495           -            -        44,495
    Income tax expense                                          -           -      (11,441)          -            -       (11,441)
    Change during the year                                      -           -            -        (956)           -          (956)
    Net loss                                                    -           -            -           -     (132,299)     (132,299)
    Dividend paid                                               -           -            -           -      (75,000)      (75,000)
                                                     -------------------------------------------------------------------------------
Balance, December 31, 2000                               $      -   $  34,153     $ 29,105    $ (4,429)   $ (12,136)  $   278,705

    Recapitalization transaction                                -     232,000            -           -            -             -
    Net appreciation                                            -           -       14,750           -            -        14,750
    Income tax expense                                          -           -       (1,198)          -            -        (1,198)
    Change during the year                                      -           -            -      (1,906)           -        (1,906)
    Net loss                                                    -           -            -           -     (121,185)     (121,185)
                                                     -------------------------------------------------------------------------------
Balance, December 31, 2001                               $      -   $ 266,153     $ 42,657    $ (6,335)   $(133,321)  $   169,166
                                                     ==============================================================================

             See accompanying notes to the consolidated statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                             Year Ended December 31,
                             (dollars in thousands)

                                                                               2001              2000              1999
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                $ (121,185)         $(132,299)       $ (34,974)
Adjustments to reconcile net income to net cash and cash equivalents
  (used in) provided by operating activities:
   Amortization of goodwill                                                     4,371              3,789            4,089
   Bad debt expenses                                                           35,000              1,415            7,974
   Realized net capital gains                                                 (16,615)            (8,706)         (26,879)
   Stock option compensation expense                                              564             10,063            2,941
   Change in unpaid losses and loss adjustment expenses                       505,824            276,602          217,433
   Change in unearned premiums and prepaid reinsurance                        (11,248)           (59,631)           6,878
   Change in insurance balances payable                                         7,136             24,333           29,912
   Change in insurance balances receivable, accrued premium
      income and reinsurance recoverable on paid and unpaid losses           (389,674)          (193,738)        (138,292)
   Change in deferred acquisition costs                                         9,600             29,442            7,922
   Change in accrued investment income                                          4,614              1,260            2,407
   Change in current and deferred income taxes                                (58,318)            (7,427)         (46,201)
   Change in other assets and liabilities, net                                 13,379             (8,606)         (13,117)
                                                                         -------------     --------------     ------------
      Total adjustments                                                       104,633             68,796           55,067
                                                                         -------------     --------------     ------------
      Net cash and cash equivalents (used in) provided by operating
      activities                                                              (16,552)           (63,503)          20,093
                                                                         -------------     --------------     ------------
Cash flows from investing activities:
     Proceeds of fixed maturities matured                                      29,500             24,200            9,240
     Proceeds of fixed maturities sold                                        269,761            449,599          368,146
     Proceeds of equity securities sold                                        17,780             90,299          174,530
     Purchase of fixed maturities                                            (224,196)          (366,369)        (347,337)
     Purchase of equity securities                                            (26,001)           (52,780)        (177,057)
     Acquisition of capacity at Lloyd's                                             -             (5,994)          (6,314)
                                                                         -------------     --------------     ------------
      Net cash and cash equivalents provided by investing
      activities                                                               66,844            138,955           21,208
                                                                         -------------     --------------     ------------
Cash flows from financing activities:
     Stock repurchases                                                              -                  -           (3,887)
     Loan from Markel Corporation                                              54,808                  -                -
     Repurchase of long-term debt                                              (1,984)                 -                -
     Proceeds from shares issued                                                    -                 46            3,145
     Ordinary dividends paid                                                        -            (75,000)          (6,155)
                                                                         -------------     --------------     ------------
      Net cash and cash equivalents provided by (used in) financing
      activities                                                               52,824            (74,954)          (6,897)
                                                                         -------------     --------------     ------------
Change in cash and cash equivalents                                           103,116                498           34,404
Cash and cash equivalents at beginning of year                                 75,296             74,798           40,394
                                                                         -------------     --------------     ------------
Cash and cash equivalents at end of year                                   $  178,412          $  75,296        $  74,798
                                                                         =============     ==============     ============

Supplemental disclosure of cash flow information
    Income taxes (received) paid                                           $     (481)         $  (3,521)       $   3,506
    Interest paid                                                          $   12,365          $  12,400        $  12,400

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

     On March 24, 2000, the Company was acquired by Markel Corporation ("Markel") for total consideration of approximately $658 million. Markel issued approximately 1.75 million common shares and contingent value rights and paid approximately $325 million in cash to the Company's shareholders in the transaction. At the date of the acquisition, the Company's $175 million of public debt remained outstanding. See note 11 for a further discussion of changes made as of January 1, 2002 and the impact of those changes on the Company's operations in the London Insurance Market.

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

     The standard Lloyd's contract between a managing agent and the members of a syndicate managed by that agent, identifies the following services to be provided by the managing agent on behalf of the members:

     a) determine underwriting policy and effect reinsurance including the reinsurance to close;
     b) appoint and supervise the underwriter and associate underwriting, claims, administrative and accounting staff;
     c) accept underwriting risks and settle and pay claims on behalf of the syndicate;
     d) manage the investment of the monies and other assets held in each syndicate;
     e) prepare and distribute annual reports, personal accounts and other reports and documents as required by the Council of Lloyd's.

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

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

1.   Organization (continued)

     The managing agent does not participate directly in the profit or loss on underwriting of its syndicates. It is incentivized by earning a commission on syndicate profits. Markel Syndicate Management did not charge a profit commission from the 2001 underwriting year.

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

2.   Summary of Significant Accounting Policies

     (a) Basis of Presentation: The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior years' amounts have been made to conform with 2001 presentations.

     Beginning January 1, 2001, Markel Capital provides 100% of the capacity to the Company's syndicates. For years of account prior to 2001, the Company has recorded its pro rata share of syndicates' assets, liabilities, revenues and expenses. The Company makes adjustments to convert Lloyd's accounting to U.S. GAAP. Lloyd's syndicates determine underwriting results by year of account over a three-year period. The Company records adjustments to recognize the ultimate underwriting results, including the expected ultimate premiums written and earned and losses incurred.

     (b) Use of Estimates: The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically reviews its estimates and assumptions including the adequacy of reserves for unpaid losses and loss adjustment expenses, reinsurance allowance for doubtful accounts and litigation liabilities, as well as the recoverability of deferred tax assets, deferred policy acquisition costs and intangible assets. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

     (c) Investments and related income: Investments in fixed maturities and equity securities are classified as available for sale and held with the intention of selling such investments from time to time, and are carried at fair value. Unrealized gains and losses, net of related deferred income taxes and minority interests, are recorded in shareholder's equity. Realized gains and losses are included in operations and determined by specific identification. Investment income is recorded as earned.

     (d) Cash and cash equivalents: Cash and cash equivalents consist of cash and various short-term investments which have maturities when bought of 90 days or less. Cash equivalents are stated at fair value which approximates cost.

     (e) Premiums: Premiums are earned pro-rata over the term of the related coverage. The balance of unearned premiums represents the portion of gross written premiums relating to the unexpired terms of coverage.

     (f) Markel Syndicate Management income and expenses: The Company recognizes its share of the premiums, losses and expenses associated with its participation in Lloyd's syndicates consistent with the bases used in its insurance company operations and in accordance with U.S. GAAP. Agency income is earned and agency expenses charged as incurred from Markel Syndicate Management's role as managing agent.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

2.   Summary of Significant Accounting Policies (continued)

     (g) Deferred acquisition costs: Acquisition costs, which represent net commission and other expenses incurred in producing business, are deferred and amortized over the period in which the related premiums are earned. If it is determined that future policy revenues on existing policies are not adequate to cover related costs and expenses, deferred policy acquisition costs are charged to earnings.

     (h) Insurance balances receivable and reinsurance recoverable on paid and unpaid losses: Receivable balances are stated net of allowances for doubtful accounts. Reinsurance recoverable on unpaid losses represents the estimated portion of such liabilities that will be recovered from reinsurers, determined in a manner consistent with the related liabilities.

     (i) Derivative Financial Instruments: Effective January 1, 2001, the Company adopted the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities, are measured at fair value and recognized as either assets or liabilities on the consolidated balance sheet. Changes in fair value are recognized immediately in earnings unless the derivative is designated as a hedge and qualifies for hedge accounting. The gains or losses from the change in fair value of derivatives that qualify as hedges are recognized in earnings or other comprehensive income (OCI), depending on the type and effectiveness of the hedge. For a derivative designated and qualified as a hedge of a net investment in a foreign operation, the effective portion of the change in fair value is reported in OCI as part of cumulative translation adjustments. The ineffective portion of the change in fair value of a hedge of a net investment in a foreign operation is recognized immediately in earnings.

     (j) Income Taxes: Deferred income taxes are recorded on temporary differences between financial reporting and tax bases of assets and liabilities in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109. Under Statement 109, the Company records deferred income taxes which reflect the net tax effect of the temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and their respective tax bases.

     (k) Foreign currency translation: The US dollar is the reporting currency of the Company. The functional currencies of the Company are the currencies in which the majority of the business is transacted. Monetary assets and liabilities are translated into the United States Dollar using the exchange rate in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historic rates of exchange. Revenues and expenses are translated using the average exchange rate for the period. Gains or losses from translating functional currencies to reporting currencies are included, net of tax, in shareholder's equity as a component of accumulated other comprehensive income. Gains and losses arising from transactions denominated in a foreign currency are included in net income (loss).

     The Company manages its exposure to foreign currency risk primarily by matching assets and liabilities denominated in the same currency. To the extent that assets and liabilities in foreign currencies are not matched, the Company is exposed to foreign currency risk and related exchange rate fluctuations are reflected in other comprehensive income.

     (l) Accrued premium income: Accrued premium income represents the difference between the estimated cumulative ultimate gross written premiums and cumulative billed premiums.

     (m) Prepaid reinsurance premiums: Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of reinsurance contracts.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

2.   Summary of Significant Accounting Policies (continued)

     (n) Losses and loss adjustment expenses: Unpaid losses and loss adjustment expenses are based on evaluations of reported claims and estimates for losses and loss adjustment expenses incurred but not reported. Estimates for losses and loss adjustment expenses incurred but not reported are based on reserve development studies. The reserves recorded are estimates, and the ultimate liability may be greater than or less than the estimates; however, management believes the reserves are adequate.

     (o) Fair value of financial instruments: The following methods and assumptions were used by the Company in estimating the fair value of the financial instruments presented:

      - Investments: Fair values were based on quoted market prices. For securities for which market prices were not readily available, fair values were estimated using quoted market prices of comparable investments.

      -   Long term debt: Fair value is based on quoted market price.

      - Other financial instruments: The carrying amounts approximate fair value.

     (p) Goodwill: The goodwill in the Company's consolidated balance sheet has been calculated using the purchase method of accounting and is amortized on a straight line basis over periods not exceeding 40 years. See note 19 for a discussion of adopting Financial Standards Board (FASB) Statement of Financial Accounting Standard (Statement) No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.

 3.   Investments and Cash

     (a) Deposits: Securities with a carrying value of $176,288,677 and $148,939,275 at December 31, 2001 and 2000, respectively, were held in trust for the benefit of the Company's U.S. cedents and to facilitate the Company's accreditation as an alien reinsurer by certain States.

     Cash and securities with a carrying value of $29,810,950 and $22,243,365 at December 31, 2001 and 2000, respectively, were held in trust for the benefit of the Company's U.S. surplus lines policyholders.

     Cash and securities with a carrying value of $47,107,609 and $50,184,172 at December 31, 2001 and 2000, respectively, were held in trust for the benefit of the Company's Canadian cedents.

     The Company has contingent liabilities regarding undrawn letters of credit supporting certain reinsurance business written by the Company in the U.S. of $82,220,155 and $95,984,794 at December 31, 2001 and 2000, respectively. The
Company has deposited cash and investments with a carrying value of $105,470,845 and $105,583,273 at December 31, 2001 and 2000, respectively, as collateral against these amounts.

     The Company has deposits at Lloyd's with a carrying value of $141,872,850 in support of the Company's underwriting activities on the Markel Syndicate Management syndicates. The Company also has contingent liabilities regarding irrevocable undrawn letters of credit of $185,744,602 and $187,014,278 supporting the Company's underwriting activities on the Markel Syndicate Management syndicates at December 31, 2001 and 2000, respectively. The Company has deposited cash and investments with a carrying value of $204,319,062 at December 31, 2001 and $208,030,000 at December 31, 2000, as collateral to support this commitment. Cash and securities with a carrying value of $384,168,000 and $303,193,000 at December 31, 2001 and 2000, respectively, were held in trust for the benefit of the Markel Syndicate Management syndicates' policyholders.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

3.   Investments and Cash (continued)

     (b) Net investment income: An analysis of the net investment income of the Company is as follows:

(dollars in thousands)                                                        Year ended December 31,
                                                                  2001                 2000                 1999
-----------------------------------------------------------------------------------------------------------------------
Fixed maturities                                                  $   68,050            $  79,052            $  88,055
Equity securities                                                        872                  875                  608
Cash and cash equivalents                                              9,560                7,726                8,258
                                                             ----------------     ----------------    -----------------
Total investment income                                               78,482               87,653               96,921
Investment expenses                                                   (2,413)              (2,730)              (3,092)
                                                             ----------------     ----------------    -----------------
     Net investment income                                        $   76,069            $  84,923            $  93,829
                                                             ================     ================    =================

     (c) Investment gains and losses: The realized net capital gains and hanges in net unrealized appreciation or depreciation of investments are summarized below:

(dollars in thousands)                                                          Year ended December 31,
                                                                  2001                 2000                 1999
-----------------------------------------------------------------------------------------------------------------------
Realized net capital gains (losses) on sale of investments:
  Fixed maturities                                                $  15,491             $ (6,926)         $   (6,066)
  Equity securities                                                   1,124               15,632              32,945
                                                              ----------------    ----------------     ----------------
Realized net capital gains                                           16,615                8,706              26,879
                                                              ----------------    ----------------     ----------------

Changes in net unrealized appreciation (depreciation):
  Fixed maturities                                                    8,504               39,796             (88,127)
  Equity securities                                                   6,246                4,699             (19,533)
                                                              ----------------    ----------------     ----------------
Changes in net unrealized appreciation (depreciation)                14,750               44,495            (107,660)
                                                              ----------------    ----------------     ----------------
Realized net capital gains and change in net
  unrealized appreciation (depreciation) of investments           $  31,365             $ 53,201          $  (80,781)
                                                              ================    ================     ================

     Realized net capital gains (losses) on sale of fixed maturities for the years ended December 31, 2001, 2000 and 1999, included gross capital gains of $19,441,000, $11,937,000 and $5,754,000, and gross capital losses of $3,950,000,
$18,863,000 and $11,820,000, respectively.

     Proceeds from sales of investments in equity securities during 2001, 2000 and 1999, were $17,780,000, $90,299,000 and $174,530,000, respectively. Realized net capital gains on sale of equity securities for the years ended December 31, 2001, 2000 and 1999, included gross capital gains of $3,276,000, $28,122,000 and
$42,403,000 and gross capital losses of $2,152,000, $12,490,000 and $9,458,000, respectively.

     Net unrealized appreciation of equities (before income tax) of the Company at December 31, 2001, included gross unrealized appreciation of $25,200,000 and gross unrealized depreciation of $2,690,000. Net unrealized appreciation of equities of the Company at December 31, 2000, included gross unrealized appreciation of $19,424,000 and gross unrealized depreciation of $3,160,000.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

3.    Investments and Cash (continued)

      (d) Fixed maturities available for sale: At December 31, the amortized cost and estimated fair value of investments in fixed maturities of the Company were as follows:

2001                                                                 Gross               Gross             Estimated
                                                Amortized          unrealized          unrealized             fair
(dollars in thousands)                             cost           appreciation        depreciation           value
                                               -------------    -----------------    ----------------     -------------
U.S. government and agencies                     $  102,098              $ 2,194            $  (144)        $  104,148
Foreign governments and agencies                    508,146               16,263             (3,170)           521,239
Mortgage backed and asset backed                      9,888                  892                  -             10,780
Supranationals                                      144,537                6,408               (245)           150,700
Corporate                                           346,191               10,571             (2,432)           354,330
                                               -------------    -----------------    ----------------     -------------
     Total fixed maturities                      $1,110,860              $36,328            $(5,991)        $1,141,197
                                               =============    =================    ================     =============

2000                                                                 Gross                Gross            Estimated
                                                Amortized          unrealized          unrealized             fair
(dollars in thousands)                             cost           appreciation        depreciation           value
                                               -------------    -----------------    ----------------     -------------
U.S. government and agencies                     $  176,061              $ 7,885            $  (204)        $  183,742
Foreign governments and agencies                    537,991               11,447               (834)           548,604
Mortgage backed and asset backed                     11,520                  537                  -             12,057
Supranationals                                      137,083                  567               (569)           137,081
Corporate                                           322,060                7,892             (4,888)           325,064
                                               -------------    -----------------    ----------------     -------------
     Total fixed maturities                      $1,184,715              $28,328            $(6,495)        $1,206,548
                                               =============    =================    ================     =============

     The amortized cost and estimated fair value of the Company's fixed maturities at December 31, 2001, by contractual maturity date, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay certain obligations with or without call or prepayment penalties.

(dollars in thousands)                                   Amortized cost         Fair value          % of total
-----------------------------------------------------------------------------------------------------------------
Due in one year or less                                      $  135,773           $  137,575                  12%
Due after one year through five years                           654,369              676,093                  59
Due after five years through ten years                          314,101              321,007                  28
Due after ten years                                               6,617                6,522                   1
                                                        ----------------    -----------------    ----------------
                                                             $1,110,860           $1,141,197                 100%
                                                        ================    =================    ================

     Mortgage and asset backed securities which are not due at a single maturity date have been allocated according to their expected final payment date as at year end.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

3.   Investments and Cash (continued)

     (e) At December 31, 2001, the Company's portfolio by rating category, determined by recognized rating agencies, was:

                                                                  Estimated fair
(dollars in thousands)                                                 value
--------------------------------------------------------------------------------

U.S. government and agency                                          $  104,148
U.K. government and agency                                             181,701
AAA                                                                    489,899
AA                                                                     240,532
A                                                                       91,060
BBB                                                                     26,782
BB                                                                           -
B                                                                        7,075
                                                                    -----------
                                                                    $1,141,197
                                                                    ===========

     (f) At December 31, 2001, the estimated fair value of the following investments exceeded 10% of shareholder's equity:

                                                                 Estimated fair
(dollars in thousands)                                                value
--------------------------------------------------------------------------------

U.K. Treasury                                                        $181,701
United States Treasury                                                 72,080
Canadian Treasury                                                      54,604
European Investment Bank                                               47,772
Republic of Finland                                                    36,205
International Bank of Reconstruction & Development                     28,475
Province of Ontario                                                    27,340
Government of Japan                                                    25,620
Oesterreich Kontrollbank                                               22,261
Berkshire Hathaway                                                     21,209
Republic of Austria                                                    20,280
Republic of Italy                                                      19,174
Interamerica Development Bank                                          18,263

     (g) Equities available for sale: At December 31, 2001, the cost and estimated fair value of investments in common stocks were as follows:

                                                                     Estimated
(dollars in thousands)                                   Cost        fair value
--------------------------------------------------------------------------------

Banks, trusts and insurance companies                   $27,416        $ 36,808
Industrial, miscellaneous and all other                  54,436          67,554
                                                      ----------     -----------
     Total equity securities                            $81,852        $104,362
                                                      ==========     ===========

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

4.   Income Taxes

     (a) The U.K. corporation tax rate applicable to ordinary income was reduced to 30% from 31% on April 1, 1999. The corporation tax rate in France was, 40% for 1999, 37.7% for 2000 and 36.7% for 2001. The difference between the actual tax expense and the "expected" amount calculated by applying the U.K. corporation tax rate is explained as follows:

                                                                 Year ended December 31,
(dollars in thousands)                                    2001             2000             1999
----------------------------------------------------------------------------------------------------
"Expected" tax benefit                                   $(54,067)       $(43,416)        $(21,962)
Adjustments:
    Non-taxable income                                     (9,773)           (105)         (16,878)
    Deferred taxation valuation allowance                       -          33,663                -
    Other                                                   4,802          (2,569)           1,212
                                                       ------------    ------------     ------------
 Actual tax benefit                                      $(59,038)       $(12,427)        $(37,628)
                                                       ============    ============     ============

     (b) The components of income tax benefit attributable to operations are as follows:

                                                                  Year ended December 31,
(dollars in thousands)                                      2001           2000            1999
--------------------------------------------------------------------------------------------------
Current U.K. corporation tax benefit                      $   (967)      $    (66)       $ (7,644)
Current French corporation tax expense (benefit)             1,670         (1,055)           (160)
Deferred tax                                               (59,741)       (11,306)        (29,824)
                                                        ------------  -------------  --------------
     Income tax benefit                                   $(59,038)      $(12,427)       $(37,628)
                                                        ============  =============  ==============

     (c) Deferred tax liabilities and assets are provided for expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on the difference between the financial statements and tax bases of assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse. Measurement of a deferred tax asset, if any, is subject to the expectation of future realization. The components of net deferred tax asset (liability) of the Company as at December 31, 2001 and 2000, were as follows:

(dollars in thousands)                                               2001            2000
---------------------------------------------------------------------------------------------
Deferred tax assets:
  Unrealized depreciation of investments                          $   2,254         $  1,419
  Operating losses and other                                        135,655           76,464
                                                                ------------      -----------
     Total gross deferred tax assets                                137,909           77,883
     Less valuation allowance                                       (33,663)         (33,663)
                                                                ------------      -----------
     Total gross deferred tax assets, net of allowance              104,246           44,220
                                                                ------------      -----------

Deferred tax liabilities:
  Unrealized appreciation of investments                            (11,756)         (10,412)
  Other                                                                (174)            (174)
                                                                ------------      -----------
     Total deferred tax liabilities                                 (11,930)         (10,586)
                                                                ------------      -----------

Net deferred tax asset                                            $  92,316         $ 33,634
                                                                ============      ===========

     The valuation allowance of $33.7 million relates primarily to losses at Markel Capital and the uncertainty of realizing a future tax benefit. The Company expects to realize the gross deferred tax asset at December 31, 2001 of $92.3 million through future taxable income generated by its subsidiaries.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

4.   Income Taxes (continued)

     While management believes it is more likely than not that its subsidiaries will generate sufficient future taxable income to realize this gross deferred tax asset, a change in the Company's estimates and assumptions could result in an increase in the valuation allowance through a charge to earnings.

     (d) Under current Bermuda law, Terra Nova (Bermuda) and Bermuda Holdings are not required to pay any taxes in Bermuda on either income or capital gains. Terra Nova (Bermuda) and Bermuda Holdings have received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed, they will be exempted from such taxation until the year 2016.

5.   Deferred Acquisition Costs

     The following reflects the acquisition costs deferred for amortization against future income and the amortization charged to income, including amounts deferred and amortized in the same period:

                                                   Year ended December 31,
(dollars in thousands)                           2001        2000        1999
-------------------------------------------------------------------------------

Balance at beginning of year                   $ 70,241    $ 99,683    $107,607
                                               --------    --------    --------

Acquisition costs deferred
  Commissions                                   173,465     166,104     161,737
  Other                                          39,179      40,221      71,175
                                               --------    --------    --------
                                                212,644     206,325     232,912
                                               --------    --------    --------
Amortization charged to income
  Commissions                                   181,987     187,958     171,536
  Other                                          40,258      47,809      69,300
                                               --------    --------    --------
                                                222,245     235,767     240,836
                                               --------    --------    --------

Balance at end of year                         $ 60,641    $ 70,241    $ 99,683
                                               ========    ========    ========

6.   Employee Benefits

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

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

6.   Employee Benefits (continued)

     Markel Syndicate Management provides certain of its employees with one of two defined benefit pension schemes run in conjunction with the Lloyd's Superannuation Scheme ("Markel Syndicate Management Plans"). The Markel Syndicate Management Plans are similar in operation to the Terra Nova Plan though the benefit structure differs. Markel Syndicate Management provides a defined contribution plan for nominated employees and directors. The annual contribution rate for employees is 15% of annual pensionable salary and, for directors and certain senior underwriters, is 25% of annual pensionable salary. Corifrance provides two defined contribution plans for its managers and all other employees. The annual contribution rate for managers is 5.66% of pensionable salary and, for employees, is 1.43% of pensionable salary. The total cost of the Company's defined contribution plans for the year was $2,103,649 (2000: $3,035,586).

     The following tables set out the funded status of Terra Nova's defined benefit plan for the years ended December 31, 2001, 2000 and 1999, and the amounts recognized in the accompanying consolidated balance sheets of the Company at December 31, 2001 and 2000:

                                                     Year ended December 31,
(dollars in thousands)                             2001       2000      1999
-------------------------------------------------------------------------------

Component of net periodic benefit costs:

  Service cost                                    $ 1,778    $  2,054   $ 3,209
  Interest cost                                     2,176       2,317     2,429
  Expected return on plan assets                   (3,860)     (4,480)   (4,492)
  Amortization of transition obligation               (82)        (87)      (92)
  Recognized net actuarial gain                       (59)       (617)        -
                                                  --------   --------   -------
       Net periodic benefit (income) cost         $   (47)   $   (813)  $ 1,054
                                                  ========   ========   =======

(dollars in thousands)                                     2001           2000
--------------------------------------------------------------------------------

Change in benefit obligation:
  Benefit obligation at beginning of year                $ 37,890      $ 40,373
  Service cost                                              1,778         2,054
  Interest cost                                             2,176         2,317
  Benefits paid                                            (1,204)       (5,542)
  Actuarial gain                                             (152)       (1,312)
                                                         --------      --------
       Benefit obligation at end of year                   40,488        37,890
                                                         --------      --------

Change in plan assets:
  Fair value of plan assets at beginning of year           49,573        60,223
  Actual loss on plan assets                               (7,547)       (6,475)
  Employer contribution                                     1,089         1,367
  Benefits paid                                            (1,204)       (5,542)
                                                         --------      --------
       Fair value of plan assets at end of year            41,911        49,573
                                                         --------      --------

Funded status:
  Planned assets in excess of benefit obligation            1,423        11,683
  Unrecognized net actuarial gain (loss)                    4,521        (6,568)
  Unrecognized transition obligation                         (167)         (257)
                                                         --------      --------
        Prepaid benefit                                  $  5,777      $  4,858
                                                         ========      ========

Weighted-average assumptions as of December 31
  Discount rate                                              6.00%         6.00%
  Expected return on plan assets                             8.00%         8.00%
  Rate of compensation increase                              4.50%         4.75%

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

6.   Employee Benefits (continued)

     The following table summarizes key information for the Markel Syndicate Management Plans and the amounts recognized in the accompanying consolidated financial statements of the Company at December 31, 2001 and 2000:

(dollars in thousands)                                     2001      2000
---------------------------------------------------------------------------

Fair value of plan assets                                $ 5,525   $  8,984
Benefit obligation                                         5,238      8,984
                                                         --------  --------
  Excess of plan assets over benefit obligation          $   287   $      -
                                                         --------  --------
  Employer contributions                                 $   485   $    535

7.   Share Capital

     At December 31, 2000, the Company had 75,000,000 "A" ordinary shares (par value $5.80) of which 40,002,069 were issued and outstanding, and 10,000,000 "B" ordinary shares (par value $5.80) of which none were issued and outstanding.

     During the third quarter of 2001, Markel Corporation, the sole shareholder of Terra Nova (Bermuda) Holdings Ltd. (the "Company"), caused a reduction in the issued and authorized share capital of the Company and a subdivision of the remaining share capital resulting in the authorized and issued share capital of the Company being $12,000 divided into 12,000 Class A ordinary shares of $1.00 par value each. As a result of this recapitalization transaction, at December 31, 2001, the Company had 12,000 "A" ordinary shares (par value $1.00) authorized, issued and outstanding.

     The "A" ordinary shares and "B" ordinary shares rank pari passu in right to receive dividends. Each "B" ordinary share at the Company is convertible at the choice of the holder into an "A" ordinary share without payment or adjustment for accrued dividends.

8.   Reinsurance

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

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

8.   Reinsurance (continued)

     The Company cedes reinsurance to and assumes reinsurance from Lloyd's syndicates. At December 31, 2001, the aggregate exposure in respect of reinsurance ceded to Lloyd's syndicates in respect of continuing operations, including estimated reinsurance recoveries for losses incurred but not reported, was $268.4 million. Approximately 26% of this amount was ceded into Equitas with effect from September 4, 1996. Equitas is a reinsurance company that was formed to reinsure the 1992 and prior losses of Lloyd's syndicates. Therefore, ultimate recoveries under the reinsurance contracts ceded into Equitas will be dependent on Equitas being able to fulfill its commitment to the syndicates. No specific bad debt provision has been established for amounts due from Equitas and Lloyd's syndicates.

     In the years ended December 31, 2001, 2000 and 1999, the percentage of reinsurance premiums assumed to net written premiums was 31.2%, 30.4% and 42.6%, respectively.

     (a) Net written premiums are comprised of the following:

                                                                Year ended December 31,
(dollars in thousands)                                     2001          2000           1999
-----------------------------------------------------------------------------------------------
Direct business                                         $ 618,083     $ 540,021      $ 601,419
Reinsurance assumed                                       151,890       165,384        263,514
Reinsurance ceded                                        (283,581)     (160,511)      (246,487)
                                                       -----------   -----------    -----------
     Net written premiums                               $ 486,392     $ 544,894      $ 618,446
                                                       ===========   ===========    ===========

     (b) Net earned premiums are comprised of the following:

                                                                Year ended December 31,
(dollars in thousands)                                     2001          2000          1999
----------------------------------------------------------------------------------------------
Direct business                                         $ 613,503     $ 573,080     $ 495,339
Reinsurance assumed                                       167,053       222,326       310,384
Reinsurance ceded                                        (240,640)     (191,867)     (220,442)
                                                       -----------   -----------   -----------
     Net earned premiums                                $ 539,916     $ 603,539     $ 585,281
                                                       ===========   ===========   ===========

     (c) Losses and loss adjustment expenses, net, are comprised of the following:

                                                               Year ended December 31,
(dollars in thousands)                                     2001          2000         1999
------------------------------------------------------------------- ------------- ------------
Losses and loss adjustment expenses, gross              $1,223,268    $1,017,543    $ 752,499
Reinsurance ceded                                         (658,009)     (465,245)    (261,256)
                                                       ------------  ------------  -----------
     Losses and loss adjustment expenses, net           $  565,259    $  552,298    $ 491,243
                                                       ============  ============  ===========

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

9.   Unpaid Losses and Loss Adjustment Expenses

     Movement in unpaid losses and loss adjustment expenses for the years ended December 31, 2001, 2000 and 1999, is summarized in the table below.

(dollars in thousands)                                                 2001            2000            1999
---------------------------------------------------------------------------------------------------------------
Reserves for unpaid losses and loss adjustment expenses,
at beginning of year                                                $1,671,738      $1,409,968      $1,209,003
     Less: reinsurance recoverables on unpaid losses                  (589,884)       (346,483)       (226,098)
                                                                   -----------     -----------     -----------
Net balance at beginning of year                                     1,081,854       1,063,485         982,905
                                                                   -----------     -----------     -----------

Net incurred losses and loss adjustment expenses related to:
     Current year                                                      451,261         507,396         535,753
     Prior year                                                        113,998          44,902         (44,510)
                                                                   -----------     -----------     -----------
Total net incurred losses and loss adjustment expenses                 565,259         552,298         491,243
                                                                   -----------     -----------     -----------

Net paid losses and loss adjustment expenses related to:
     Current year                                                     (111,660)       (178,813)       (179,844)
     Prior year                                                       (338,219)       (372,896)       (245,323)
                                                                   -----------     -----------     -----------
Total net paid losses and loss adjustment expenses                    (449,879)       (551,709)       (425,167)
Foreign exchange adjustment                                            (13,737)        (31,858)        (18,753)
                                                                   -----------     -----------     -----------
Net balance at end of year                                           1,183,497       1,032,216       1,030,228
     Net reserves from reinsurance to close                             35,917          49,638          33,257
                                                                   -----------     -----------     -----------
Net reserves at end of year                                          1,219,414       1,081,854       1,063,485
Reinsurance recoverables                                               953,231         589,884         346,483
                                                                   -----------     -----------     -----------
Reserves for unpaid losses and loss adjustment
  expenses, at end of year                                          $2,172,645      $1,671,738      $1,409,968
                                                                   ===========     ===========     ===========

     The adverse prior year development of $114.0 million in 2001 is partially offset by increases to prior year net written and net earned premiums of $25.3 million. When these revisions to prior year written and earned premiums are considered, the Company experienced a net prior year adverse development of $88.7 million. The increase in the 2000 and prior year incurred losses was primarily due to reserve strengthening for asbestos exposures ($20.0 million), reserve strengthening on the discounted world-wide motor program ($39.0 million) and an allowance for reinsurance recoverables ($30.0 million).

     The Company's 2001 results include $68.0 million of estimated net losses related to the terrorist attack on the World Trade Center and other related events of September 11, 2001 (WTC). Approximately $5.5 million of estimated net losses were ceded to certain United States insurance subsidiaries of its parent, Markel Corporation. Further details of this quota share arrangement are provided in note 12. Before these cessions the estimated WTC losses were $73.5 million, net of approximately $248 million of reinsurance recoverables.

     The Company has used many loss estimation techniques including detailed policy level reviews, the use of catastrophe modeling software, direct contact with insureds and brokers and sensitivity analysis to possible coverage scenarios in order to develop its estimated WTC exposure. New information concerning potential losses and coverage continues to emerge daily. While the Company believes that its WTC reserve is adequate, adverse development is possible.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

9.   Unpaid Losses and Loss Adjustment Expenses (continued)

     Management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claim payments and other information, but many reasons remain for potential adverse development of estimated ultimate liabilities. The process of estimating loss reserves is a difficult and complex exercise involving many variables and subjective judgements. As part of the reserving process, the Company reviews historical data and considers the impact of various factors such as trends in claim frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in regulatory and litigation environments. Significant delays occur in notifying certain claims and a large measure of experience and judgment is involved in assessing outstanding liabilities, the ultimate cost of which cannot be known with certainty at the balance sheet date. The reserve for unpaid losses and loss adjustment expenses is determined on the basis of information currently available. However, it is inherent in the nature of the business written that the ultimate liabilities may vary as a result of subsequent development.

     The Company believes the process of evaluating past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. Management currently believes the Company's gross and net reserves, including the reserves for environmental and asbestos exposures, are adequate. There is no precise method, however, for evaluating the impact of any significant factor on the adequacy of reserves, and actual results are likely to differ from original estimates.

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

     Asbestos-related and Environmental Losses and Loss Adjustment Expenses
                       Incurred and Reserves Outstanding
                              (net of reinsurance)

                                                    Year ended December 31,
(dollars in thousands)                              2001      2000      1999
------------------------------------------------------------------------------

Reserves for unpaid losses and loss adjustment
  expenses, at beginning of year                  $105,133  $ 90,277  $ 95,890
Incurred losses and loss adjustment expenses        18,832    22,988      (137)
Paid losses and loss adjustment expenses            (9,930)   (8,132)   (5,476)
                                                  --------  --------  --------
Reserves for unpaid losses and loss adjustment
  expenses, at end of year                        $114,035  $105,133  $ 90,277
                                                  ========  ========  ========

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

9.   Unpaid Losses and Loss Adjustment Expenses (continued)

The reinsurance recoverables netted against the asbestos-related and environmental pollution loss reserves for each of the years 2001, 2000 and 1999, are as follows:

(dollars in thousands)                         2001         2000         1999
--------------------------------------------------------------------------------

Gross reserves                               $169,335     $167,161     $128,192
Reinsurance recoverables                      (55,300)     (62,028)     (37,915)
                                            ---------    ---------    ---------
 Net reserves                                $114,035     $105,133     $ 90,277
                                            =========    =========    =========

10.  Allowance for Doubtful Accounts

     Insurance balances receivable and reinsurance recoverable on paid and unpaid losses are stated after deduction of an allowance for doubtful accounts at December 31, 2001 and 2000, of $80,300,000 and $48,189,000, respectively.
Doubtful accounts against which provisions of $2,889,000 had previously been made were written off during 2001. The charge to doubtful accounts was $35,000,000, $9,392,000 and $8,497,000 for the years ended December 31, 2001,
2000 and 1999, respectively.

11.  Commitments and Contingent Liabilities

     (a) On January 31, 2001, the Company received notice of a lawsuit filed in the United States District Court for the Southern District of New York against Terra Nova Insurance Company Limited by Palladium Insurance Limited and Bank of America, N.A. seeking approximately $27 million plus exemplary damages in connection with alleged reinsurance agreements. A similar lawsuit seeking approximately $8.5 million for breach of an alleged insurance policy was previously filed by PXRe Corporation. The Company believes it has numerous defenses to these claims, including the defense that the alleged reinsurance agreements and insurance policy were not valid. The Company intends to vigorously defend these matters; however, the outcome cannot be predicted at this time.

     On May 29, 2001, Reliance Insurance Company was placed in rehabilitation by the Pennsylvania Insurance Department. During the third quarter of 2001, the Pennsylvania Insurance Department removed Reliance Insurance Company from rehabilitation and placed it into liquidation. Reliance Insurance Company and its affiliates owed the Company approximately $26 million in reinsurance recoverables for paid and unpaid losses at December 31, 2001. In addition, a portion of the Reliance recoverables are the subject of dispute. These balances were considered in the normal course of assessing the collectability of reinsurance recoverables and an allowance was established.

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

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

11.  Commitments and Contingent Liabilities (continued)

     (b) The Company entered into various lease agreements for office space. Certain leases have options permitting renewals for additional periods. As well as minimum fixed rentals, certain leases contain escalation clauses related to the cost of living in future years. The future minimum aggregate rental commitments for office space at December 31, 2001, under non-cancelable operating leases are as follows:

 (dollars in thousands)
--------------------------------------------------------------------------------

2002                                                                     $ 3,557
2003                                                                       2,742
2004                                                                       2,460
2005                                                                       2,361
2006                                                                       3,924
2007 and later years                                                      19,227
                                                                        --------
                                                                         $34,271
                                                                        ========

     Rental expense on property leases of $4,481,000, $5,057,000, and $4,467,000 was incurred for the periods to December 31, 2001, 2000, and 1999, respectively.

12.  Related Party Transactions

     At December 31, 2001, the Company had outstanding interest free short-term borrowings of $54.8 million due to its parent company, Markel Corporation.

     Effective January 1, 2001, the Company entered into a quota share reinsurance agreement (the "Agreement") with certain United States insurance subsidiaries of its parent, Markel Corporation. Under the Agreement the Company's subsidiary, Markel Capital Limited, cedes 24% of 2001 year of account net written premiums and related losses and expenses to these subsidiaries. For the year ended December 31, 2001, the Company ceded premiums totalling $71.3 million.

13.  Long-Term Debt

     At December 31, 2000, the Company had $75 million of 7.2% Senior Notes due August 7, 2007 and $100 million of 7.0% Senior Notes due May 8, 2008. During 2001, Markel Capital repurchased $2.0 million of these Notes. At December 31, 2001, the Company had $74 million of 7.2% Senior Notes due August 7, 2007 and $99 million of 7.0% Senior Notes due May 8, 2008.

     The estimated fair value of the $173 million debt at December 31, 2001 was $161.4 million, and the estimated fair value of the $175 million debt at December 31, 2000 was $161.2 million.

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

14.  Segment Information

     On March 24, 2000, the Company was acquired by Markel. As a result, Markel realigned its operations with the Company becoming its international division.

     The Company's operating segments have been changed in accordance with this realignment. The Company now includes three operating segments: the London Company Market, the Lloyd's Market and Investing. All investing activities are included in the Investing operating segment. Discontinued programs and non-strategic insurance subsidiaries are included in Other for purposes of segment reporting. Effective January 1, 2002, the Company realigned its Markel International underwriting operations along product lines and customers and combined the operations of four Lloyd's syndicates into one. As a result of these changes, the Company will have the ability to compete in the London Insurance Market without distinction between the London Company Market and the Lloyd's Market.

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

     (a) The table below summarizes the segment disclosures for the years ended December 31, 2001, 2000 and 1999. Prior year amounts have been reclassified to conform with the current year presentation.

(dollars in thousands)                        2001          2000        1999
-------------------------------------------------------------------------------
Segment Revenue
London Company Market                      $ 141,646     $ 186,655    $ 227,694
Lloyd's Market                               302,250       248,214      141,022
Investing                                     92,684        93,628      120,708
Other                                         96,020       168,671      216,565
                                          ----------    ----------   ----------
  Total                                    $ 632,600     $ 697,168    $ 705,989
                                          ==========    ==========   ==========

Segment (Loss) Profit
London Company Market                      $ (44,232)    $ (74,707)   $ (57,026)
Lloyd's Market                               (97,575)      (48,174)      (6,884)
Investing                                     92,684        93,628      120,708
Other                                       (114,364)      (80,868)    (112,911)
                                          ----------    ----------   ----------
  Total                                    $(163,487)    $(110,121)   $ (56,113)
                                          ==========    ==========   ==========

Combined Ratio
London Company Market                            131%          140%         125%
Lloyd's Market                                   132%          119%         105%
Investing                                          -             -            -
Other                                            219%          148%         152%
                                          ----------    ----------   ----------
  Total                                          147%          134%         130%
                                          ==========    ==========   ==========

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

14.  Segment Information (continued)

(dollars in thousands)                                2001          2000          1999
-----------------------------------------------------------------------------------------
Segment Assets

Investing                                          $1,423,971    $1,368,900    $1,490,808
Other                                               1,652,206     1,267,691     1,140,892
                                                  -----------   -----------    ----------
  Total                                            $3,076,177    $2,636,591    $2,631,700
                                                  ===========   ===========    ==========

     (b) The table below reconciles segment loss to the Company's consolidated financial statements.

(dollars in thousands)                                2001          2000          1999
-----------------------------------------------------------------------------------------
Segment loss                                        $(163,487)    $(110,121)     $(56,113)
Reconciling items:
   Interest expense                                   (12,365)      (12,400)      (12,400)
   Merger expenses                                          -       (18,416)            -
   Amortization expense                                (4,371)       (3,789)       (4,089)
                                                  -----------   -----------    ----------
     Net loss before tax                            $(180,223)    $(144,726)     $(72,602)
                                                  ===========   ===========    ==========

15.  Statutory Financial Data

     (a) Terra Nova files an annual audited return with the Financial Services Authority (the "FSA"), in the U.K.. The regulations require U.K. insurance companies to comply with prescribed minimum solvency margins. Assets and liabilities reported within the annual FSA Return are prepared subject to specified rules concerning valuation and admissibility. Consequently, net assets reported within the Return may vary from net assets as they appear in Terra Nova's published financial statements.

     Terra Nova's unaudited required minimum statutory solvency margin and unaudited statutory solvency margin at December 31, 2001, were $28,978,000 and $57,863,000, respectively. Terra Nova's unaudited and estimated FSA Return policyholders' surplus and unaudited net income for the year ended December 31, 2001, and the audited FSA Return policyholders' surplus and net income as reported in the annual returns to the FSA for the years ended December 31, 2000 and 1999, are as follows:

(dollars in thousands)                         2001         2000        1999
--------------------------------------------------------------------------------
                                            (Unaudited)

Policyholders' surplus                        $86,841     $137,067     $154,920
Net loss before dividends                     (33,013)     (20,506)      (7,315)

     Terra Nova's ability to pay dividends is limited by applicable FSA requirements, which require Terra Nova to give 14 days' advance notice to the FSA of its intention to declare and pay a dividend. In addition, Terra Nova must comply with the Companies Act 1985 which provides that dividends may only be paid out of distributable profits.

     (b) Terra Nova (Bermuda)'s ability to pay dividends is subject to certain regulatory restrictions. Under the Insurance Act of 1978, amendments to it and related regulations of Bermuda (the "Act"), Terra Nova (Bermuda) is required to file Bermuda statutory financial statements and a statutory financial return. The Act and conditions imposed by the Bermuda regulators also require Terra Nova (Bermuda) to maintain certain measures of solvency and liquidity during the year.

     Terra Nova (Bermuda) ceased accepting new business on April 2, 2000. On September 15, 2000, Terra Nova (Bermuda) de-registered as a Class 4 insurer, and obtained approval as Class 3 insurer.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

15.  Statutory Financial Data (continued)

     Terra Nova (Bermuda)'s statutory capital and surplus and minimum required statutory capital and surplus and net income for the years ended December 31, 2001, 2000 and 1999, respectively, were:

(dollars in thousands)                                2001                2000               1999
---------------------------------------------------------------------------------------------------
                                                   (Unaudited)
Statutory capital and surplus                       $100,363           $104,898           $168,261
Minimum required statutory capital and surplus       100,000            100,000            100,000
Net income before dividends                           32,272             24,345             69,681

     (c) Markel Capital must comply with the Companies Act 1985 which provides that dividends may only be paid out of distributable profits.

     Bermuda Holdings' and Markel International's ability to meet their expenses and debt services requirements is dependent upon the ability of Terra Nova and Terra Nova (Bermuda) to pay dividends as described above.

16. Summarized Financial Information for Markel International Limited ("Markel International")

     Markel International's summarized consolidated balance sheet information as at December 31, 2001, and December 31, 2000, and summarized consolidated statement of operations information for the year ended December 31, 2001, and 2000, are set out below.

     Markel International is the issuer of $75 million 7.2% Senior Notes due 2007 and $100 million 7.0% Senior Notes due 2008. During 2001, Markel Capital repurchased $2.0 million of this debt. The Senior Notes are guaranteed fully and unconditionally by the Company.

                                                                              December 31,
(dollars in thousands)                                                 2001                   2000
-------------------------------------------------------------------------------------------------------
Investments and cash                                                   $1,094,932           $  964,969
Reinsurance recoverable on unpaid losses                                1,070,378              723,787
Accrued premium income                                                    137,136              146,061
Other assets                                                              546,436              471,243
                                                                ------------------    -----------------
     Total assets                                                      $2,848,882           $2,306,060
                                                                ==================    =================

Unpaid losses and loss adjustment expenses                             $2,106,356           $1,573,617
Unearned premiums                                                         351,131              363,412
Long-term debt                                                            173,016              175,000
Other liabilities                                                         186,424               93,680
                                                                ------------------    -----------------
     Total liabilities                                                  2,816,927            2,205,709
                                                                ------------------    -----------------
     Total shareholder's equity                                            31,955              100,351
                                                                ------------------    -----------------
     Total liabilities and shareholder's equity                        $2,848,882           $2,306,060
                                                                ==================    =================

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

16.  Summarized Financial Information for Markel International Limited
     (continued)

                                                                       Year ended December 31,
(dollars in thousands)                                      2001                2000                1999
-------------------------------------------------------------------------------------------------------------
Net earned premiums                                       $  532,770           $ 571,497           $ 529,651
Net investment income                                         52,096              52,482              56,034
Realized investment gains                                     14,427               1,452              20,332
Foreign exchange (losses) gains                               (1,742)              4,407               2,945
Agency income                                                  4,320              10,715              12,369
                                                     ----------------    ----------------    ----------------
     Total revenues                                          601,871             640,553             621,331
                                                     ----------------    ----------------    ----------------
Underwriting costs and expenses                              814,671             796,341             749,730
                                                     ----------------    ----------------    ----------------
(Loss) from operations before income tax and
  extraordinary charge                                      (212,800)           (155,788)           (128,399)
                                                     ----------------    ----------------    ----------------
     Net (loss)                                           $ (153,763)          $(143,361)          $ (90,771)
                                                     ================    ================    ================

17.  Unaudited Selected Quarterly Financial Data

                                         Three months      Three months      Three months       Three months
                                             ended            ended              ended             ended
(dollars in thousands)                     March 31          June 30         September 30       December 31
-------------------------------------------------------------------------------------------------------------
2001
Gross premium volume                        $250,627          $131,652          $186,175           $201,517
Net written premium                          184,296            79,319            75,622            147,155
Net retention                                     74%               60%               41%                73%
Net earned premiums                          136,969           105,864           141,851            155,232
Underwriting loss                            (22,272)          (18,497)         (122,608)           (92,793)
GAAP combined ratio                              116%              117%              186%               160%

2000
Gross premium volume                        $289,867          $162,964          $129,413           $123,161
Net written premium                          241,402           108,690            93,298            101,504
Net retention                                     83%               67%               72%                82%
Net earned premiums                          154,736           170,809           131,449            146,545
Underwriting loss                           (100,555)          (37,701)          (25,950)           (39,546)
GAAP combined ratio                              165%              122%              120%               127%

18.  Derivatives

     The Company uses derivative instruments to hedge against fluctuations in foreign currency exchange rates and interest rates. Derivatives are not typically used by the Company for trading purposes.

     The Company purchased foreign exchange forward contracts which have been designated as hedges of net investments in subsidiaries. The contracts are recorded at fair value, with the change in fair value recorded in other comprehensive income (OCI) to the extent the change is equal to or less than the offsetting adjustment recorded in OCI that arose by translating the hedged foreign operation's financial statements into the Company's reporting currency. The amount of the change in fair value of the forward contracts in excess of the adjustment to the net investment is included in earnings. At December 31, 2001 and 2000, the Company held positions in foreign exchange forward contracts with an aggregate notional amount of $55.3 million and $45.3 million, respectively, to buy United Kingdom Sterling. Contracts unsettled at December 31, 2001 mature in June 2002. The fair value of the unsettled forward contracts and the gain
(loss) on settled and unsettled forward contracts were immaterial at and for the years ended December 31, 2001 and 2000, respectively.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                              AND ITS SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)

19.  Impact of Recently Issued Accounting Standards

     In July 2001 the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognised and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

     The Company adopted the provisions of Statement 141 as of July 1, 2001 and Statement 142 is effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment during 2001.

     Statement 141 requires upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. In addition to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible for impairment in accordance with the provisions of Statement 142. Any impairment loss will be measured as of January 1, 2002 and recognised as the cumulative effect of a change in accounting principle.

     In connection with the transitional goodwill impairment evaluation, Statement 142 requires the company to perform an assessment of whether there is an indication that goodwill is impaired of January 1, 2002. Any transitional impairment loss will be recognised as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

     At December 31, 2001, the Company had unamortized goodwill in the amount of $23.2 million and unamortized other intangible assets in the amount of $26.0 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $4.4 million, $3.8 million and $4.1 million for 2001, 2000 and 1999, respectively. The Company has not completed the extensive effort needed to comply with adopting Statements 141 and 142. Therefore it is not practical to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be recognised.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

     (a) Index to Financial Statements. The financial statements filed as part of this report are listed in the Index to Financial Statements on page 12.


    Index to Financial Statement Schedules                                  Page
    --------------------------------------                                  ----
    Schedule II(a)   - Condensed Financial Information of Registrant
                        (Parent Company)
                     - Condensed Balance Sheets                              44

    Schedule II(b)   - Condensed Financial Information of Registrant
                        (Parent Company)
                     - Condensed Statements of Operations                    45

    Schedule II(c)   - Condensed Financial Information of Registrant
                        (Parent Company)
                     - Condensed Statements of Cash Flows                    46

    Schedules I, III, IV, V and VI have been omitted since they either are not required or are not applicable, or the information called for is shown in the consolidated financial statements.

    (b) Reports on Form 8-K.

                       None.

    (c) Exhibits.    The Index to Exhibits and the Exhibits filed as
                        part of this report.                                 47

                                                     Supplemental Schedule II(a)

               TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES
                    PARENT COMPANY FINANCIAL INFORMATION (1)
                            CONDENSED BALANCE SHEETS
                             (dollars in thousands)

                                                                   December 31,
                                                       ----------------------------------------
                                                          2001                      2000
ASSETS
------

Investment in subsidiaries                                  $169,769                  $250,618
Fixed maturities                                               1,514                    22,878
Common stocks                                                      -                     4,493
                                                       --------------            --------------
     Total investments                                       171,283                   277,989
Other assets                                                   9,295                    12,019
                                                       --------------            --------------
     Total assets                                           $180,578                  $290,008
                                                       ==============            ==============

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------

Other liabilities                                           $ 19,856                  $ 11,303
                                                       --------------            --------------
Total liabilities                                             19,856                    11,303
                                                       --------------            --------------

  Total shareholder's equity                                 160,722                   278,705
                                                       --------------            --------------
     Total liabilities and shareholder's equity             $180,578                  $290,008
                                                       ==============            ==============

(1) The parent company condensed financial information should be read in conjunction with the consolidated financial statements, notes and the accompanying reports of the independent accountants.

                                                     Supplemental Schedule II(b)

               TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES
                    PARENT COMPANY FINANCIAL INFORMATION (1)
                       CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                                                  Year Ended
                                                                                 December 31,
                                                         --------------------------------------------------------------
                                                               2001                  2000                   1999
Revenues:
  Net investment income                                      $     3,515             $    7,082            $     3,497
  Realized gains (losses) on sales of investments                  1,447                  5,134                    (29)
  Foreign exchange gains                                              53                     54                      -
                                                         -----------------      ----------------      -----------------
     Total revenues                                                5,015                 12,270                  3,468
                                                         -----------------      ----------------      -----------------

Expenses:
  Deferred debt expenses                                               -                      -                    665
  Salaries                                                             -                  2,391                  6,722
  Legal and professional expenses                                     78                  6,927                  1,824
  Other expenses                                                     327                 12,086                  1,111
                                                         -----------------      ----------------      -----------------
      Total expenses                                                 405                 21,404                 10,322
                                                         -----------------      ----------------      -----------------

Loss from operations before equity in
  net income of consolidated subsidiaries                          4,610                 (9,134)                (6,854)
Equity in net loss of
    consolidated subsidiaries                                   (125,795)              (123,165)               (28,120)
                                                         -----------------      ----------------      -----------------
     Net (loss)                                              $  (121,185)            $ (132,299)           $   (34,974)
                                                         =================      ================      =================

(1) The parent company condensed financial information should be read in conjunction with the consolidated financial statements, notes and the accompanying reports of the independent accountants.

                                                     Supplemental Schedule II(c)

               TERRA NOVA (BERMUDA) HOLDINGS LTD. AND SUBSIDIARIES
                    PARENT COMPANY FINANCIAL INFORMATION (1)
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                  Year Ended
                                                                                 December 31,
                                                         --------------------------------------------------------------
                                                               2001                  2000                   1999
Cash flows from operating activities:
  Net (loss) income                                          $ (121,185)           $ (132,299)           $   (34,974)

Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
Equity in net loss of consolidated
  subsidiaries                                                  125,795               123,165                 28,120
Realized capital (gains) losses                                  (1,447)               (5,134)                    29
Stock option compensation expense                                     -                 9,638                   (660)
Change in accrued investment income                                 447                   838                   (976)
Change in other assets and liabilities, net                      (4,764)                3,989                  4,235
                                                        ----------------       ----------------      ----------------
  Net cash (used in) provided by operating activities            (1,154)                  197                 (4,226)
                                                        ----------------       ----------------      ----------------

Cash flows from investing activities:
Proceeds of fixed maturities sold                                 9,094                58,826                 11,774
Proceeds of stocks sold                                               -                66,927                      -
Purchase of fixed maturities                                     (1,007)              (26,834)               (34,211)
Purchase of stocks                                                 (632)              (28,397)                     -
                                                        ----------------       ----------------      ----------------
  Net cash provided by (used in) investing activities             7,455                70,522                (22,437)
                                                        ----------------       ----------------      ----------------

Cash flows from financing activities:
Purchase of new share capital in subsidiary (2)                  (7,002)                 (667)                     -
Proceeds from shares issued                                           -                    46                  3,145
Stock repurchases                                                     -                     -                 (3,887)
Ordinary dividends received from subsidiary
  company (3)                                                       102                    68                 37,889
Ordinary dividends paid to shareholders                               -               (75,000)                (6,155)
                                                        ----------------       ----------------      ----------------
  Net cash (used in) provided by financing activities            (6,900)              (75,553)                30,992
                                                        ----------------       ----------------      ----------------

Change in cash and cash equivalents                                (599)               (4,834)                 4,329
Cash and cash equivalents at beginning of year                      975                 5,809                  1,480
                                                         ---------------        ---------------       ---------------
Cash and cash equivalents at end of year                     $      376            $      975            $     5,809
                                                         ===============        ===============       ===============

(1) The parent company condensed financial information should be read in conjunction with the consolidated financial statements, notes and the accompanying reports of the independent accountants.
(2) Total purchase of new share capital in subsidiary company was $86 million and $188 million in 2001 and 2000, respectively.
(3) Total dividends received from subsidiaries were $45 million, $40 million and $213 million in 2001, 2000 and 1999, respectively.

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

4 The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instructions defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of registrant at December 31, 2001, and the respective Notes thereto, included in this Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA NOVA (BERMUDA) HOLDINGS LTD

By:      Anthony F. Markel
         President and Chief Executive Officer
         March 28, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            Signature and Title                                                Date
                            -------------------                                                -----
    By      /S/  JEREMY D. COOKE                                                           March 28, 2002
            Jeremy D. Cooke
            President

    By      /S/  ANDREW J. DAVIES                                                          March 28, 2002
            Andrew J. Davies
            Finance Director, Principal Accounting Officer and Principal
            Financial Officer

    By      /S/  STEVEN A. MARKEL                                                          March 28, 2002
            Steven A. Markel
            Director

    By      /S/  ANTHONY F. MARKEL                                                         March 28, 2002
            Anthony F. Markel
            President, Chief Executive Officer and Director

    By      /S/  ALAN I. KIRSHNER                                                          March 28, 2002
            Alan I. Kirshner
            Director

    By      /S/  DARRELL D. MARTIN                                                         March 28, 2002
            Darrell D. Martin
            Director