Form 10-Q
period 2002-03-31
TERRA NOVA BERMUDA HOLDING LTD
filed 2002-05-08
CIK 935937

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

  [X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


                                 Richmond House
                              12 Par La Ville Road
                                  Hamilton NM08
                                     Bermuda
            --------------------------------------------------------
                    (Address of principal executive offices)

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

                   YES              X               NO
                             ---------------            ---------------

THE REGISTRANT MEETS THE CONDITIONS SET OUT IN GENERAL INSTRUCTION H(1)(A) AND
(B) OF FORM 10Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

The number of registrant's ordinary shares ($1.00 par value) outstanding on May 8, 2002, was 12,000.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                                         Page No.
                                                                                                         --------
         Part I - FINANCIAL INFORMATION
         ------------------------------

  Item 1.         Financial Statements:

                  Consolidated Balance Sheets
                        March 31, 2002 (Unaudited) and December 31, 2001                                     2

                  Consolidated Statements of Operations (Unaudited)
                        Three months ended March 31, 2002 and 2001                                           3

                  Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
                        Three months ended March 31, 2002 and 2001                                           4

                  Consolidated Statements of Shareholder's Equity (Unaudited)
                        Three  months ended March 31, 2002 and 2001                                          5

                  Consolidated Statements of Cash Flows (Unaudited)
                        Three months ended March 31, 2002 and 2001                                           6

                  Notes to the Interim Consolidated Financial Statements (Unaudited)                         7


  Item 2.         Management's Discussion of Results of Operations                                          14

         Part II - OTHER INFORMATION
         ---------------------------

   Item 6.         Exhibits and Reports on Form 8-K                                                          19

   Signatures                                                                                                20

   Index to Exhibits                                                                                         21

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                                At March 31,           At December 31,
                                                                                    2002                    2001
                                                                               (Unaudited)
                                                                             -----------------         -----------------
                                    ASSETS
Investments available for sale, at fair value:
  Fixed maturities:
    Bonds (amortized cost $1,131,444 and $1,110,860, respectively)                $1,145,207                $1,141,197
  Common stocks (cost $91,586 and $81,852, respectively)                             115,143                   104,362
                                                                             ---------------            --------------
    Total investments                                                              1,260,350                 1,245,559

Cash and cash equivalents                                                            114,864                   178,412
Accrued investment income                                                             22,309                    21,733
Insurance balances receivable                                                        110,434                    93,407
Reinsurance recoverable on paid losses                                               143,604                   132,339
Reinsurance recoverable on unpaid losses                                             987,553                   953,231
Accrued premium income                                                               174,579                   135,674
Prepaid reinsurance premiums                                                          77,558                    51,603
Deferred acquisition costs                                                            68,769                    60,641
Income taxes recoverable                                                               1,120                       603
Deferred income taxes                                                                 94,410                    92,317
Other assets                                                                          94,310                   110,658
                                                                             ---------------            --------------
    Total assets                                                                  $3,149,860                $3,076,177
                                                                             ===============            ==============

                                 LIABILITIES

Unpaid losses and loss adjustment expenses                                        $2,183,791                $2,172,645
Unearned premiums                                                                    382,511                   351,131
Insurance balances payable                                                           118,331                    85,322
Long-term debt                                                                       173,016                   173,016
Other liabilities                                                                    128,589                   124,897
                                                                             ---------------            --------------
    Total liabilities                                                             $2,986,238                $2,907,011
                                                                             ---------------            --------------


                             SHAREHOLDER'S EQUITY

Common shares
"A" ordinary shares 12,000 authorized, issued and outstanding, $1.00 par
  value.                                                                                  12                        12
"B" ordinary shares, convertible, 10,000,000 authorized, $5.80 par value
  (nil issued and outstanding)                                                             -                         -
Additional capital                                                                   268,853                   266,153
Retained deficit                                                                    (128,378)                 (133,321)
Accumulated other comprehensive income, net of tax                                    23,135                    36,322
                                                                             ---------------            --------------
    Total shareholder's equity                                                       163,622                   169,166
                                                                             ---------------            --------------

                                                                             ---------------            --------------
    Total liabilities and shareholder's equity                                    $3,149,860                $3,076,177
                                                                             ===============            ==============


     See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                             (dollars in thousands)

                                                                                           Three months ended
                                                                                                March 31,
                                                                                      2002                   2001
                                                                               -------------------     ---------------
Revenues
  Net written premiums                                                              $114,944                $184,296
  Decrease in unearned premiums                                                       (2,838)                (47,327)
                                                                               --------------          --------------
  Net earned premiums                                                                112,106                 136,969
  Net investment income                                                               15,771                  19,638
  Realized net capital gains on sales of investments                                   1,462                   4,080
                                                                               --------------          --------------
      Total operating revenues                                                       129,339                 160,687
                                                                               --------------          --------------

Expenses
  Losses and loss adjustment expenses, net                                            86,850                 107,825
  Underwriting, acquisition and insurance expenses                                    33,447                  51,416
  Amortization of intangible assets                                                      862                   1,093
  Interest expense                                                                     3,065                   3,100
                                                                               --------------          --------------
      Total operating expenses                                                       124,224                 163,434
                                                                               --------------          --------------

Income (loss) before income tax                                                        5,115                  (2,747)
Income tax expense (benefit)                                                             172                  (3,184)
                                                                               --------------          --------------
                                                                                      $4,943                    $437
Net income                                                                     ==============          ==============


     See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)
                             (dollars in thousands)

                                                                                 Three months ended
                                                                                       March 31,
                                                                                    2002        2001
                                                                                ----------    --------
Net income                                                                         $4,943        $437
                                                                                ----------    --------

Other comprehensive (loss) income:

Unrealized (depreciation) appreciation of investments before tax                  (14,065)     12,333
Tax benefit (expense)                                                               3,522        (730)
                                                                                ----------    --------
Unrealized (depreciation) appreciation of investments after tax                   (10,543)     11,603
                                                                                ----------    --------

Less:
Reclassification adjustment for gains
  included in net loss before tax                                                  (1,462)     (4,080)
Tax (benefit) expense                                                                (428)        909
                                                                                ----------    --------
Reclassification adjustment for gains
  included in net loss after tax                                                   (1,890)     (3,171)
                                                                                ----------    --------

Currency translation adjustments                                                     (754)     (6,588)
                                                                                ----------    --------

Other comprehensive (loss) income                                                 (13,187)      1,844
                                                                                ----------    --------

                                                                                ----------    --------
Comprehensive (loss) income                                                       $(8,244)     $2,281
                                                                                ==========    ========


     See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                 Consolidated Statements of Shareholder's Equity
                                   (Unaudited)
                             (dollars in thousands)

                                                                                 Three months ended March 31,
                                                                                 2002                    2001
                                                                           ----------------        -----------------
Common "A" shares:
                                                                           ----------------        -----------------
    Balance, beginning and end of period                                               $12                 $232,012
                                                                           ----------------        -----------------

Common "B" shares:
                                                                           ----------------        -----------------
    Balance, beginning and end of period                                                 -                        -
                                                                           ----------------        -----------------

Additional capital:
    Balance, beginning of period                                                   266,153                   34,153
    Contribution from Markel Corporation                                             2,700                        -
                                                                           ----------------        -----------------
    Balance, end of period                                                         268,853                   34,153
                                                                           ----------------        -----------------

Retained deficit:
    Balance, beginning of period                                                  (133,321)                 (12,136)
    Net income                                                                       4,943                      437
                                                                           ----------------        -----------------
    Balance, end of period                                                        (128,378)                 (11,699)
                                                                           ----------------        -----------------

Accumulated other comprehensive income:
    Balance, beginning of period                                                    36,322                   24,676
    Unrealized (depreciation) appreciation of investments, net of tax              (12,433)                   8,432
    Currency translation adjustments                                                  (754)                  (6,588)
                                                                           ----------------        -----------------
    Balance, end of period                                                          23,135                   26,520
                                                                           ----------------        -----------------

                                                                           ----------------        -----------------
         Total shareholder's equity                                               $163,622                 $280,986
                                                                           ================        =================

     See accompanying notes to the interim consolidated financial statements

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (dollars in thousands)

                                                                                              Three months ended
                                                                                                   March 31,
                                                                                      2002                      2001
                                                                                --------------            --------------
Cash flows from operating activities:
  Net income                                                                           $4,943                    $437

Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
  Amortization of intangible assets                                                       862                   1,093
  Realized net capital gains                                                           (1,462)                 (4,080)
  Change in unpaid losses and loss adjustment expenses                                 20,425                  16,391
  Change in unearned premiums and prepaid reinsurance                                   5,425                  38,079
  Change in insurance balances payable                                                 33,009                  46,333
  Change in insurance balances receivable, accrued premium income
    and reinsurance recoverable on paid and unpaid losses                            (100,009)                (91,728)
  Change in deferred acquisition costs                                                 (8,128)                (20,236)
  Change in accrued investment income                                                    (576)                    271
  Change in current and deferred income taxes                                            (508)                 (3,175)
  Other                                                                                16,843                  (7,022)
                                                                                --------------            -------------
    Total adjustments                                                                 (34,119)                (24,074)
                                                                                --------------            -------------
    Net cash and cash equivalents used in operating activities                        (29,176)                (23,637)
                                                                                --------------            -------------

Cash flows from investing activities:
  Proceeds of fixed maturities matured                                                  9,800                  20,000
  Proceeds of fixed maturities sold                                                   202,267                  79,256
  Proceeds of equity securities sold                                                        -                   4,323
  Purchase of fixed maturities                                                       (239,374)                (52,071)
  Purchase of equity securities                                                        (9,765)                 (4,790)
                                                                                --------------            -------------
    Net cash and cash equivalents (used in) provided by investing activities          (37,072)                 46,718
                                                                                --------------            -------------

Cash flows from financing activities:
  Contribution from Markel Corporation                                                  2,700                       -
                                                                                --------------            -------------
    Net cash and cash equivalents provided by financing activities                      2,700                       -
                                                                                --------------            -------------
Change in cash and cash equivalents                                                   (63,548)                 23,081
Cash and cash equivalents at beginning of period                                      178,412                  75,296
                                                                                --------------            -------------
Cash and cash equivalents at end of period                                           $114,864                 $98,377
                                                                                ==============            =============

Supplemental disclosure of cash flow information
  Income taxes paid                                                                      $517                     $31
                                                                                --------------            -------------
  Interest paid                                                                        $2,665                  $2,700
                                                                                --------------            -------------

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

     Certain reclassifications of prior year's amounts have been made to conform with 2002 presentations.

     These Statements should be read with the audited consolidated financial statements as of December 31, 2001.

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

    The Company cedes reinsurance to and assumes reinsurance from Lloyd's syndicates. At March 31, 2002, the aggregate exposure to Lloyd's syndicates in respect of continuing operations, including estimated reinsurance recoverables for losses incurred but not reported, was $268 million. Approximately 30% of this amount was ceded into Equitas with effect from September 4, 1996. Equitas is a reinsurance company that was formed to reinsure the 1992 and prior losses of Lloyd's syndicates. Therefore, ultimate recoverables under the reinsurance contracts ceded into Equitas will be dependent on Equitas being able to fulfil its commitment to the syndicates. No specific bad debt provision has been established for amounts due from Equitas and Lloyd's syndicates.

(a)      Net written premiums are comprised of the following:

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                          2002                2001
                                                                                     ----------------------------------
                                                                                          (dollars in thousands)
Direct business                                                                             $130,730          $175,665
Reinsurance assumed                                                                           60,452            74,962
Reinsurance ceded                                                                            (76,238)          (66,331)
                                                                                     ----------------     -------------
Net written premiums                                                                        $114,944          $184,296
                                                                                     ================     =============

(b)      Net earned premiums are comprised of the following:

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                          2002                2001
                                                                                     ----------------------------------
                                                                                          (dollars in thousands)
Direct business                                                                             $143,193          $131,389
Reinsurance assumed                                                                           13,149            45,623
Reinsurance ceded                                                                            (44,236)          (40,043)
                                                                                     ----------------     -------------
Net earned premiums                                                                         $112,106          $136,969
                                                                                     ================     =============

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                   (Unaudited)

2.     Reinsurance (Continued)

(c)    Losses and loss adjustment expenses, net, are comprised of the following:

                                                                                           Three months ended
                                                                                                March 31,
                                                                                            2002            2001
                                                                                     --------------------------------
                                                                                         (dollars in thousands)
Losses and loss adjustment expenses                                                        $141,483         $211,632
Reinsurance ceded                                                                           (54,633)        (103,807)
                                                                                     ---------------    -------------
Losses and loss adjustment expenses, net                                                    $86,850         $107,825
                                                                                     ===============    =============

3.       Business Segments

     The Company has two operating segments: the London Insurance Market and Investing. Effective January 1, 2002, the Company realigned its underwriting operations along product lines and customers and combined the operations of four Lloyd's syndicates into one. As a result of these changes, the Company has the ability to compete in the London Insurance Market without distinction between its London insurance company and its Lloyd's syndicate. Prior year segment information has been made to conform with 2002 presentations.

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

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                   (Unaudited)

3.       Business Segments (Continued)

(a)      Following is a summary of segment disclosures:

                               Segment Revenues
-------------------------------------------------------------------------------
                                             Three months ended March 31,
                                         --------------------------------------
        (dollars in thousands)                2002                  2001
                                         ----------------      ----------------
London Insurance Market                       $106,808              $104,610
Investing                                       17,233                23,718
Other (Discontinued Lines)                       5,298                32,359
                                         ----------------      ----------------
Total                                         $129,339              $160,687
                                         ================      ================

                            Segment (Loss) Profit
-------------------------------------------------------------------------------
                                             Three months ended March 31,
                                         --------------------------------------
        (dollars in thousands)                2002                  2001
                                         ----------------      ----------------
London Insurance Market                      $(5,634)             $(13,029)
Investing                                     17,233                23,718
Other (Discontinued Lines)                    (2,557)               (9,243)
                                         ----------------      ----------------
Total                                         $9,042                $1,446
                                         ================      ================

                                Combined Ratio
-------------------------------------------------------------------------------
                                              Three months ended March 31,
                                         --------------------------------------
                                               2002                   2001
                                         ----------------        --------------
London Insurance Market                        105%                   112%
Investing                                        -                      -
Other (Discontinued Lines)                     148%                   129%
                                         ----------------        --------------
Consolidated                                   107%                   116%
                                         ================        ==============

                                                    Segment Assets
-----------------------------------------------------------------------------------------------------------------------
                                                                              At March 31,           At December 31,
                         (dollars in thousands)                                   2002                    2001
                                                                           -------------------     --------------------
Investing                                                                       $1,375,214               $1,423,971
Other                                                                            1,774,646                1,652,206
                                                                           -------------------     --------------------
Total                                                                           $3,149,860               $3,076,177
                                                                           ===================     ====================

(b) The following summary reconciles segment loss to the Company's consolidated financial statements:

                                                                                    Three months ended March 31,
                                                                              -----------------------------------------
                                                                                   2002                     2001
                                                                              ----------------        -----------------
                                                                                       (dollars in thousands)
Segment profit                                                                      $9,042                   $1,446
Reconciling items:
    Interest expense                                                                (3,065)                  (3,100)
    Amortization of intangible assets                                                 (862)                  (1,093)
                                                                              ----------------        -----------------
Net income (loss) before tax                                                        $5,115                  $(2,747)
                                                                              ================        =================

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                   (Unaudited)

4. Summarized Financial Information for Markel International Limited ("Markel International")

    Markel International is a wholly-owned subsidiary of Terra Nova (Bermuda) Holdings Ltd. Markel International's summarized consolidated balance sheet information as at March 31, 2002, and December 31, 2001, and summarized consolidated statement of operations information for the three months ended March 31, 2002, and 2001, is set out below.

    Markel International is the issuer of $75 million 7.2% Senior Notes due 2007 and $100 million 7.0% Senior Notes due 2008. During 2001, Markel Capital repurchased $2.0 million of these Notes. At March 31, 2002, the Company had $74 million of 7.2% Senior Notes due August 7, 2007 and $99 million of 7.0% Senior Notes due May 8, 2008. The Senior Notes are guaranteed fully and unconditionally by the Company.

                                                                                    March 31,             December 31,
                                                                                      2002                    2001
                                                                                ------------------      ---------------
                                                                                         (dollars in thousands)
Investments and cash                                                                 $1,051,106             $1,094,932
Reinsurance recoverable on unpaid losses                                              1,102,023              1,070,378
Accrued premium income                                                                  176,405                137,136
Other assets                                                                            597,451                546,436
                                                                                ---------------         ---------------
      Total assets                                                                   $2,926,985             $2,848,882
                                                                                ===============         ===============

Unpaid losses and loss adjustment expenses                                           $2,123,455             $2,106,356
Unearned premiums                                                                       382,449                351,131
Long-term debt                                                                          173,016                173,016
Other liabilities                                                                       222,739                186,424
                                                                                ---------------         ---------------
      Total liabilities                                                              $2,901,659             $2,816,927
                                                                                ---------------         ---------------
      Total shareholder's equity                                                        $25,326                $31,955
                                                                                ---------------         ---------------
      Total liabilities and shareholder's equity                                     $2,926,985             $2,848,882
                                                                                ===============         ===============
                                                                                      Three months ended March 31,
                                                                                       2002                    2001
                                                                                ------------------      ---------------
                                                                                         (dollars in thousands)
 Net earned premiums                                                                   $112,111               $133,500
 Net investment income                                                                   11,109                 13,463
 Realized investment (losses) gains                                                      (1,425)                 3,350
 Foreign exchange gains (losses)                                                            139                   (293)
 Agency income                                                                              878                    680
                                                                                ------------------      ---------------
       Total operating revenues                                                         122,812                150,700
                                                                                ------------------      ---------------
 Underwriting costs and expenses                                                       (126,050)              (166,532)
                                                                                ------------------      ---------------
 Loss from operations before income tax                                                  (3,238)               (15,832)
                                                                                ------------------      ---------------
       Net loss                                                                         $(3,410)              $(12,649)
                                                                                ==================      ===============

5.       Derivative Financial Instruments

    The Company held positions in foreign exchange forward contracts with an aggregate notional amount of $55.3 million at both March 31, 2002 and December 31, 2001, respectively, to buy United Kingdom Sterling. Contracts unsettled at March 31, 2002 mature in June 2002. The fair value of the unsettled forward contracts and the gain (loss) on the settled and unsettled forward contracts were immaterial at and for the three month period ended March 31, 2002 and 2001, respectively.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                   (Unaudited)

6.       Goodwill and Other Intangible Assets

    The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets effective January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

    The Company completed the transitional goodwill impairment test required by Statement 142 in the first quarter of 2002 and determined that there was no indication of goodwill impairment.

(a)      Acquired Intangible Assets:

                                                               At March 31, 2002
                                         --------------------------------------------------------------
                                                Gross            Accumulated              Net
        (dollars in thousands)             Carrying Amount       Amortization       Carrying Amount
---------------------------------------- --------------------- ----------------- ----------------------
Amortized Intangible Assets
                                         --------------------- ----------------- ----------------------
Lloyd's capacity costs                          $35,461            $(10,309)            $25,152
                                         ===================== ================= ======================

Unamortized Intangible Assets
                                         --------------------- ----------------- ----------------------
Goodwill                                        $24,135               $(926)            $23,209
                                         ===================== ================= ======================
                                                             At December 31, 2001
                                         --------------------------------------------------------------
                                                Gross            Accumulated              Net
        (dollars in thousands)             Carrying Amount       Amortization       Carrying Amount
---------------------------------------- --------------------- ----------------- ----------------------
Amortized Intangible Assets
                                         --------------------- ----------------- ----------------------
Lloyd's capacity costs                          $35,461             $(9,447)            $26,014
                                         ===================== ================= ======================

Unamortized Intangible Assets
                                         --------------------- ----------------- ----------------------
Goodwill                                        $24,135               $(926)            $23,209
                                         ===================== ================= ======================

    The amortization expense for intangible assets for the quarters ended March 31, 2002 and March 31, 2001 was $0.9 million and $1.1 million, respectively.

    Following is a schedule of estimated annual amortization expense:

           (dollars in thousands)            Years ending December 31,
-------------------------------------- ---------------------------------------

          2002                                       $3,448
          2003                                       $3,448
          2004                                       $3,448
          2005                                       $3,448
          2006 and thereafter                       $12,222
-------------------------------------- ---------------------------------------

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                   (Unaudited)

6.   Goodwill and Other Intangible Assets (Continued)

     There were no changes to the carrying amounts of goodwill for the quarter ended March 31, 2002. The following table shows the carrying amounts of goodwill by segment at March 31, 2002:

                                                  London Insurance       Discontinued Lines             Total
           (dollars in thousands)                      Market               (Corifrance)
---------------------------------------------- ----------------------- ----------------------- ------------------------
                                               ----------------------- ----------------------- ------------------------
Balance as of March 31, 2002                            $8,321                 $14,888                  $23,209
                                               ======================= ======================= ========================

(b)      Goodwill and Intangible Asset - Adoption of Statement 142:

     The following table compares net income, as adjusted for the adoption of Statement 142:

           (dollars in thousands)                 As at March 31, 2002          As at March 31, 2001
---------------------------------------------- ---------------------------- -----------------------------
Net income                                                $4,943                          $437
Add: goodwill amortization                                     -                           232
                                               ---------------------------- -----------------------------
Adjusted net income                                       $4,943                          $669
                                               ============================ =============================

7.       Related Party Transactions

    At March 31, 2002, the Company had outstanding interest-free short-term borrowings of $54.8 million due to its parent company, Markel Corporation.

    Effective January 1, 2001, the Company entered into a quota share reinsurance agreement (the Agreement) with Markel Insurance Company (MIC) and Deerfield Insurance Company (DIC), United States insurance subsidiaries of its parent, Markel Corporation. Under the Agreement the Company's subsidiary, Markel Capital Limited, cedes 24% of net written premiums and related losses and expenses to MIC and DIC on the 2001 and 2002 years of account.

8.       Subsequent Event

On April 15, 2002, the Company's parent, Markel Corporation, filed a registration statement with the Securities and Exchange Commission and commenced an exchange offering for approximately $173 million of outstanding notes issued by Markel International, a wholly-owned subsidiary. If successful, the offer will reduce the outstanding indebtedness included in the Company's consolidated balance sheet.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

             Notes to the Interim Consolidated Financial Statements
                                   (Unaudited)

9.       Contingencies

     On January 31, 2001, the Company received notice of a lawsuit filed in the United States District Court for the Southern District of New York against Terra Nova Insurance Company Limited by Palladium Insurance Limited and Bank of America, N.A. seeking approximately $27 million plus exemplary damages in connection with alleged reinsurance agreements. A similar lawsuit seeking approximately $8.5 million for breach of an alleged insurance policy was previously filed by PXRe Corporation. The Company believes it has numerous defenses to these claims, including the defense that the alleged reinsurance agreements and insurance policy were not valid. The Company intends to vigorously defend these matters; however, the outcome cannot be predicted at this time. The PXRe matter is currently scheduled for trial in early June 2002.

     In late 2001, Reliance Insurance Company was placed in liquidation by the Pennsylvania Insurance Department.

    Reliance Insurance Company and its affiliates owed the Company approximately $26 million in reinsurance recoverables for paid and unpaid losses at March 31, 2002 and December 31, 2001, respectively. In addition a portion of the Reliance recoverables are the subject of dispute. These balances were considered in the normal course of assessing the collectability of reinsurance recoverables and an allowance was established.

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

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

The Company

     The following is a summary explanation of the material changes in the Company's revenue and expenses. All references to the "Company" are to Terra Nova (Bermuda) Holdings Ltd. and all of its direct and indirect subsidiaries, including Markel International Limited ("Markel International"), Terra Nova Insurance Company Limited ("Terra Nova"), Terra Nova (Bermuda) Insurance Company Ltd. ("Terra Nova (Bermuda)"), Compagnie de Reassurance d'Ile de France ("Corifrance"), Markel Syndicate Management Limited ("Markel Syndicate Management") and Markel Capital Limited ("Markel Capital"). The Company is a wholly owned subsidiary of Markel Corporation. This discussion should be read with the audited consolidated financial statements of the Company as of December 31, 2001.

Business Operations

     On January 1, 2002, the Company realigned its underwriting operations along product lines and customers into six underwriting centers. The Company also combined the operations of four Lloyd's syndicates into one, Markel Syndicate 3000. The six underwriting centers have the ability to write business either via Terra Nova or Markel Syndicate 3000. Prior year segment information has been made to conform with 2002 presentations. The majority of the Company's business comes from the United Kingdom and United States.

     Discontinued lines of business and non-strategic insurance subsidiaries are included in Other (Discontinued Lines) for segment reporting purposes.

     Following, is a comparison of gross premium volume by significant underwriting area:

         Gross Premium Volume                    Three months ended March 31,
        (dollars in thousands)                    2002                 2001
---------------------------------------- --------------------  ---------------------
        London Insurance Market                  $170,959            $234,725
      Other (Discontinued Lines)                   20,223              15,902
---------------------------------------- --------------------  ---------------------
                 Total                           $191,182            $250,627
======================================== ====================  =====================

     In the first quarter of 2002, gross premium volume at the London Insurance Market declined 27% to $171.0 million from $234.7 million in 2001. This decline was primarily due to stricter underwriting guidelines, reduced aggregate policy limits and the reunderwriting of some classes of business.

     Premium rates have begun to increase in the London Insurance Market, and first quarter writings met management's expectations both in terms of volume and price increases achieved. The Company anticipates markets will continue to provide a favorable environment for its operations.

     During the first quarter of 2002, A. M. Best (Best) and Standard & Poor's (S&P) downgraded the financial strength ratings (FSR) of Terra Nova, a wholly-owned subsidiary participating in the London Insurance Market. Best downgraded Terra Nova's FSR to "B++" (very good) from "A-" (excellent) while S&P reduced its FSR for Terra Nova to "BBB-" (good). Both actions were the result of Terra Nova's underwriting losses. The downgrades are expected to have a negative impact on Terra Nova's ability to retain business. The Company will attempt to retain business by moving premium writings to Markel Syndicate 3000.

     Discontinued Lines' gross written premiums, which consisted primarily of Corifrance's writings in both periods, increased to $20.2 million in the first quarter of 2002 from $15.9 million in 2001 due to favorable reinsurance market conditions.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

Business Operations (Continued)

     The Company's net retention of gross premium volume decreased to 60% in the first quarter of 2002 compared to 74% in the prior year. The decrease was primarily due to increased reinsurance costs in the Company's marine & energy programs. Upon renewal in early January 2002, the cost of the Company's marine & energy reinsurance programs increased significantly and the Company determined that unearned premiums at December 31, 2001 were not adequate to cover future losses, increased reinsurance costs and related deferred acquisition costs. As a result the Company wrote off $20 million of deferred acquisition costs in the fourth quarter of 2001. These reinsurance premiums reduced net written premiums in the first quarter of 2002. Before the impact of the marine & energy reinsurance programs in 2002, the Company's retention rate was 71%.

     Total operating revenues decreased to $129.3 million from $160.7 million in the prior year. The decrease was attributed to lower earned premium due to lower gross premium volume, and lower net investment income due to lower investment yields and lower realized gains.

     Earned premiums decreased 18% to $112.1 million for the first quarter of 2002 from $137.0 million in the prior year, due to lower earned premiums from Discontinued Lines.

    Following, is a comparison of selected data from the Company's operations:

                                                            Three months ended
                                                                 March 31,

                                                           2002           2001
                                                      ----------------------------
                                                          (dollars in thousands)
Gross premium volume                                     $191,182        $250,627
Net written premiums                                      114,944         184,296
Net retention                                                 60%             74%
Net earned premiums                                       112,106         136,969
Losses and loss adjustment expenses                        86,850         107,825
Underwriting, acquisition and insurance expenses           33,447          51,416
Underwriting loss                                         (8,191)        (22,272)

GAAP ratios
Loss ratio                                                    77%             79%
Expense ratio                                                 30%             37%
----------------------------------------------------- ------------ ---------------
Combined ratio                                               107%            116%
===================================================== ============ ===============

    Underwriting performance is measured by the combined ratio of losses and expenses to earned premiums. The Company reported a combined ratio of 107% in 2002 compared to a combined ratio of 116% in the first quarter of 2001. The combined ratio for the London Insurance Market was 105% in the first quarter of 2002 compared to a combined ratio of 112% in the first quarter of 2001.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

Business Operations (Continued)

    The first quarter 2002 combined ratio was in line with the Company's expectations and improved when compared to 115% (before the effect of reserve strengthening) in the fourth quarter of 2001. The Company benefited from an improved expense ratio due to lower commission rates and lower overhead costs. The Company is intent on strengthening its operating performance and balance sheet through a focus on expense control and underwriting discipline which includes improved risk selection, pricing and the appropriate use of reinsurance.

    The underwriting loss from Discontinued Lines decreased to $2.6 million in the first quarter of 2002 compared to $9.2 million in 2001. The Company did not experience any significant unfavorable loss development in Discontinued Lines in the first quarter of 2002. As the Company's discontinued programs run-off, the negative impact of Discontinued Lines should continue to decrease.

    Amortization of intangible assets was $0.9 million in the first quarter of 2002 compared to $1.1 million last year. The Company adopted Financial Accounting Standards Board Statement (Statement) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. The decrease in amortization in 2002 is due to the fact that goodwill is no longer amortized after the adoption of Statement 142. Instead, Statement 142 requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment at least annually. The Company completed the transitional goodwill impairment test required by Statement 142 in the first quarter of 2002 and determined that there was no indication of goodwill impairment.

    Interest expense was $3.1 million in the first quarter of 2002 and the first quarter of 2001. The Company's ratio of earnings to fixed charges was 2.5 for the first quarter of 2002 compared to 0.2 for 2001. The ratio of earnings to fixed charges is computed by dividing pre-tax income from continuing operations before fixed charges by fixed charges. Fixed charges consist of interest charges and amortization of debt expense and discount or premium related to indebtedness, whether expensed or capitalized, and that portion of rental expense believed to be representative of interest.

    The Company had pre-tax income of $5.1 million in the first three months of 2002 compared to a pre-tax loss of $2.7 million in 2001. The pre-tax income of $5.1 million in 2002 was primarily the result of investment income and realized investment gains, partially offset by the underwriting loss.

    The post-tax income was $4.9 million in the first quarter of 2002 compared to a post-tax income of $0.4 million in 2001. The tax benefit as a percentage of loss from operations before tax was 35.4% in the first quarter of 2001. This was due to losses generated from the Company's UK operations which give rise to tax benefits, offset by income generated in Bermuda which is not subject to tax.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

Financial Condition as of March 31, 2002

    The Company's insurance operations collect premiums and pay current claims, reinsurance commissions and operating expenses. Premiums collected and positive cash flows from the insurance operations are invested primarily in short-term investments and long-term bonds. Short-term investments held by the Company's insurance subsidiaries provide liquidity for projected claims, reinsurance costs and operating expenses.

    The Company's invested assets and cash and cash equivalents were $1.4 billion at both March 31, 2002 and December 31, 2001.

    For the three month period ended March 31, 2002, the Company reported net cash used by operating activities of $29.2 million compared to net cash used by operating activities of $23.6 million for the same period in 2001. As discontinued programs run off, the Company anticipates that operating cash flows will improve.

    For the three month period ended March 31, 2002, the Company reported net cash used by investing activities of $37.1 million compared to net cash provided by investing activities of $46.7 million in 2001.

    For the three month period ended March 31, 2002, the Company reported net cash provided by financing activities of $2.7 million compared to nil net cash used by financing activities in 2001. The net cash provided by financing activities during the first quarter of 2002 was due to additional investment in the Company by its parent, Markel Corporation.

    Shareholder's equity decreased to $163.6 million at March 31, 2002, compared to $169.2 million at December 31, 2001. The decrease of $5.6 million was primarily due to other comprehensive loss of $13.2 million partially offset by net income of $4.9 million.

Critical Accounting Policies

    The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of Terra Nova (Bermuda) Holdings Ltd. and all subsidiaries. For a complete discussion of the Company's accounting policies, see the Company's 2001 filing on Form 10-K.

    Critical accounting policies are defined as those that are both important to the portrayal of the Company's financial condition and results of operations and require management to exercise significant judgements.

    The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically reviews its estimates and assumptions including the adequacy of reserves for unpaid losses and loss adjustment expenses, reinsurance allowance for doubtful accounts and litigation liabilities, as well as the recoverability of deferred tax assets, deferred policy acquisition costs and intangible assets. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS

Safe Harbor Statement

    This is a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995. Certain statements contained herein are forward-looking statements that involve risks and uncertainties. Future actual results may materially differ from those in these statements because of many factors. Among other things, the impact of the events of September 11, 2001 will depend on the number of insureds and reinsureds affected by the events, the amount and timing of losses incurred and reported and questions of how coverage applies. The occurrence of additional terrorist activities could have a material impact on the Company and the insurance industry. The Company's anticipated premium growth is based on current knowledge and assumes no man-made or natural catastrophes, no significant changes in products or personnel and no adverse changes in market conditions. Changing legal and social trends and inherent uncertainties in the loss estimation process can adversely impact the adequacy of loss reserves. The Company continues to closely monitor Discontinued Lines and reinsurance programs and exposures. Adverse experience in these areas could lead to additional charges. Regulatory actions can impede the Company's ability to charge adequate rates and efficiently allocate capital. Economic conditions, interest and foreign exchange rate volatility can have a significant impact on the market value of fixed maturity and equity investments as well as the carrying value of other assets and liabilities. The Company's premium growth, underwriting and investment results have been and will continue to be potentially materially affected by these factors. Additional factors, which could affect the Company, are discussed in the Company's reports on Forms 8-K, 10-Q and 10-K. By making these forward-looking statements, the Company is not intending to become obligated to publicly update or revise any forward-looking statements whether as a result of new information, future events or other changes. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as at their dates.

                       TERRA NOVA (BERMUDA) HOLDINGS LTD.
                                AND SUBSIDIARIES

PART II - OTHER INFORMATION

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

Date:      May 8, 2002                  By:      /s/JEREMY D. COOKE
           -----------                           ------------------

                                                 Jeremy D. Cooke
                                                 President

Date:      May 8, 2002                  By:      /s/ANDREW J. DAVIES
           -----------                           -------------------

                                                 Andrew J. Davies
                                                 Finance Director, Principal
                                                 Financial Officer and
                                                 Principal Accounting Officer

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

4 The registrant hereby agrees to furnish to the Securities and Exchange Commission a copy of all instruments defining the rights of holders of long-term debt of the registrant and subsidiaries shown on the Consolidated Balance Sheet of the registrant at March 31, 2002 and the respective Notes thereto, included in the Quarterly Report on Form 10-Q.

12   Terra Nova (Bermuda) Holdings Ltd. Ratio of Earnings to Fixed Charges